Form 10QSB
period 1996-03-31
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-25786

                           ---------------------------

                             NAPTAU GOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                  22-3386947
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                              9551 Bridgeport Road
                                   Richmond BC
                                 Canada V6X 1S3
                    (address of principal executive offices)

                                 (604) 273-9992
                           (Issuer's telephone number)
                      ------------------------------------

                          -----------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes | |                                  No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,700,000 shares of Common Stock, $.001 par value, were outstanding, as of March 31, 1996.

         Transitional Small Business Disclosure Format (check one):

            Yes | |                                  No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets                                                3

              Statements of Operations and Deficit                          4

              Statements of Cash Flows                                      5

              Notes to Financial Statements                              6-11

      Item 2. Plan of Operation                                            12

PART II. OTHER INFORMATION                                                 12

SIGNATURES                                                                 13

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                 March 31,     --------------------------
                                                                   1996           1995           1994
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $     1,000    $     1,000    $        --
Mineral properties (note 3)                                       2,443,110      2,374,726             --
Deferred financing costs                                             45,000         40,000             --
                                                                -----------    -----------    -----------
                                                                $ 2,489,110    $ 2,415,726    $        --
                                                                ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $    67,500    $    45,000    $        --
     Contracts payable (note 3)                                   2,222,884      2,154,500             --
     Loans payable to related parties (note 4)                      107,757        101,697             --
                                                                -----------    -----------    -----------
                                                                  2,398,141      2,301,197             --
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,700,000 common shares                                6,700          6,700          1,900
          Additional paid-in capital (note 5)                       168,339        168,339             --
          Shares alloted but unissued (note 5(c)(ii))                   100            100             --
          Deficit                                                   (84,170)       (60,610)        (1,900)
                                                                -----------    -----------    -----------
                                                                     90,969        114,529             --
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 2,489,110    $ 2,415,726    $        --
                                                                ===========    ===========    ===========

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                    Three months
                                                       Inception to     ended           Years ended December 31,
                                                         March 31,    March 31,    -----------------------------------
                                                            1996         1996         1995        1994          1993
                                                         ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                          $  67,500    $  22,500    $  45,000    $      --    $      --
     Professional fees                                      13,253          400       12,853           --           --
     Office and administrative                               1,417          660          757           --           --
     Stock grant program expense (note 5(c)(ii))               100           --          100           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Loss for the period                                         82,270       23,560       58,710           --           --

Deficit, beginning of period                               (62,510)     (60,610)      (1,900)      (1,900)      (1,900)
                                                         ---------    ---------    ---------    ---------    ---------

Deficit, end of period                                   $ 144,780    $  84,170    $  60,610    $   1,900    $   1,900
                                                         =========    =========    =========    =========    =========

Loss per share                                           $   (0.01)   $   (0.01)   $   (0.01)   $            $
                                                         =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                Three months
                                                    Inception to    ended             Years ended December 31,
                                                      March 31,    March 31,    ----------------------------------
                                                        1996         1996         1995         1994        1993
                                                      ---------    ---------    ---------    ---------   ---------
Cash generated from (used in):

Operations:
     Loss for the period                              $ (82,270)   $ (23,560)   $ (58,710)   $      --   $      --
     Stock grant program expense,
     an item not involving cash                             100                       100           --          --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilities            67,500       22,500       45,000           --          --
                                                      ---------    ---------    ---------    ---------   ---------
                                                        (14,670)      (1,060)     (13,610)          --          --

Financing:
     Deferred financing costs                           (45,000)      (5,000)     (40,000)          --          --
     Payment of contracts payable                        22,884       68,384      (45,500)
     Loans payable to related parties                   107,757        6,060      101,697
                                                      ---------    ---------    ---------    ---------   ---------
                                                         85,641       69,444       16,197           --          --

Investing activities:
     Mineral properties                                 (69,971)     (68,384)      (1,587)          --          --
                                                      ---------    ---------    ---------    ---------   ---------
Increase in cash                                      $   1,000    $      --    $   1,000    $      --   $      --
Cash, beginning of period                                    --        1,000           --           --          --
                                                      ---------    ---------    ---------    ---------   ---------
Cash, end of period                                   $   1,000    $   1,000    $   1,000    $      --   $      --
                                                      =========    =========    =========    =========   =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements
(expressed in United States dollars)

March 31, 1996

================================================================================

1.    Continuing operations:

      Naptau Gold Corporation (the "Company") (formerly West Africa - American Lines, Inc. until June 1, 1995) was formed under the laws of the State of Delaware on January 18, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 1996, the Company had a working capital deficiency of approximately $2,300,000. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the ability of the Company to obtain the necessary financing to meet its liabilities as they come due. The recoverability of the amounts shown as mineral properties is dependent upon economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

2.    Significant accounting policies:

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (a)   Mineral property interests:

            Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated life of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the fair value of common shares issued for mineral properties. Administrative expenditures are expensed in the period incurred.

            The amounts shown for mineral properties represent costs or deemed costs incurred to date and is not intended to reflect present or future values.

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 2
(expressed in United States dollars)

March 31, 1996

================================================================================

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.

3.    Mineral properties:

===================================================================================

Placer Leases, Cariboo Mining Division, British Columbia:       1996         1995
   Acquisition costs:
      Placer Leases acquired from Noble                     $1,775,000    1,775,000
      Placer Leases acquired from a director of Noble          200,800      200,800
-----------------------------------------------------------------------------------
                                                             1,975,800    1,975,800

Exploration and development expenditures:
      Incurred by Noble                                        465,723      397,339
      Incurred by the Company                                    1,587        1,587
-----------------------------------------------------------------------------------
                                                               467,310      398,926
-----------------------------------------------------------------------------------

                                                            $2,443,110    2,374,726
===================================================================================

      During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31,1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act Bill of Sale Absolute held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 3
(expressed in United States dollars)

March 31, 1996

================================================================================

3.    Mineral properties (continued):

      The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases. These required payments have been accrued in contracts payable. However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the book value of the related assets in the accounts of Noble, has been charged against additional paid-in capital (note 5). To March 31, 1996, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company's contracts payable.

      In addition to funding future annual operating expenditures on the Placer Leases, the Company agreed that the "proceeds" (sales of minerals recovered or the value of unrefined minerals converted to a monetary value equal to 85% of the refined price) from the mining operation on the leases will be divided between Naptau and Noble with Noble receiving the following:

      o for the first $1,000,000 of proceeds or 2,500 ounces of raw gold, whichever is lesser, 10% of such proceeds;

      o for the next $1,000,000 of proceeds or 2,500 ounces of raw gold, whichever is lesser, 17.5% of such proceeds; and

      o for cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold, whichever is lesser, 25% of such proceeds.

      The Company also acquired a Placer Lease owned by a director of Noble (the "Director") for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

      In addition, during 1996 the Company entered into extension agreements with each of Noble and the Director with respect to the contracts payable, whereby the Company would issue 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 and October 12, 1996 respectively for the initial amounts outstanding under the contracts payable. The Company issued the common shares subsequent to year-end.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 4
(expressed in United States dollars)

March 31, 1996

================================================================================

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers which are non-interest bearing and due on demand. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At December 31,1995, accounts payable and accrued liabilities consist of accruals for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

5.    Capital stock:

      (a)   Authorized:

            During 1995, the Company increased the authorized capital stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 1,900 common shares were outstanding. The Company subsequently split the 1,900 common shares outstanding on a 10,000 new for 1 old basis.

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

==============================================================================================
                                              Common shares
                                        -------------------------   Additional
Year   Consideration                       Number       Amount    Paid-in capital     Total
==============================================================================================
1988   Cash and contribution of
       organization costs of $500               190   $     1,900   $        --    $     1,900
==============================================================================================

Balance December 31, 1994                       190         1,900            --          1,900

1995   Share split on a 10,000
       new for 1 old basis                1,899,810
==============================================================================================
                                          1,900,000         1,900            --          1,900
1995   Mineral properties (note 3)        4,000,000         4,000     1,771,000      1,775,000
1995   Reduction in additional
          paid-in capital relating to
          operating agreements with
          Noble (note 3)                         --            --    (1,602,661)    (1,602,661)
1995   Mineral properties (note 3)          800,000           800                          800
==============================================================================================

Balance, December 31, 1995                6,700,000   $     6,700   $   168,339    $   175,039
==============================================================================================

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 5
(expressed in United States dollars)

March 31, 1996

================================================================================

5.    Capital stock (continued):

      (c)   Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)   Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of March 31, 1996, no options were granted pursuant to this plan.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan, however the shares were not issued until subsequent to year-end. These shares were recorded during the period granted at their par value of $0.001 per share and have been presented as shares allotted but unissued.

6.    Commitments:

      On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year.) The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 6
(expressed in United States dollars)

March 31, 1996

================================================================================

7.    Income taxes:

      Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company adopted the provisions of SFAS 109 effective January 1,1995, however, there were no material deferred income tax assets or liabilities at that time.

      At December 31,1995, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily loss carry forwards of approximately $110,000 arising in l995, are fully offset by a valuation allowance of the same amount.

      The Company did not pay any interest or income taxes during the years ended December 31, 1995, 1994 or 1993.

8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

==================================================================================
                                                         Year end December 31,
                                                    ------------------------------
                                                       1995        1994      1993
==================================================================================
Issue of common shares for mineral properties,
   net of reduction in additional paid-in capital
   relating to operating agreements with Noble      $  173,139   $    --   $    --

Contracts payable for mineral properties             2,200,000        --        --
==================================================================================

Item 2. Plan of Operation

            During 1995 the Company entered into an agreement to acquire certain placer leases from Noble Metal Group Incorporated (a British Columbia Company) for shares representing approximately 60% of the outstanding Common Stock of the Company. The Company and Noble also entered into an Operating Agreement whereby Noble agreed to conduct necessary mining activities on the properties for a term of ten years and, at Noble's option, an additional ten years. The Company agreed to pay Noble $1,000,000 for entering into the Operating Agreement. In addition, the Company is obligated to pay Noble $1,000,000 in respect of 1995 exploration and development activities. Further, the Company and Noble agreed that the following proceeds from mining activities would be paid to Noble.

      - 10% of the first $1,000,000 of proceeds or 2,500 ounces of new gold, whichever is less;

      - 17.5% of the next $1,000,000 of proceeds or 2,500 ounces of new gold, whichever is less; and

      - 25% of the cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold, whichever is less.

      In 1995 the Company also acquired a placer lease from a director of Noble for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company.

      During the first quarter of 1996 the Company entered into agreements with Noble and the director of Noble extending the due dates of the amounts payable by the Company. In consideration of such extensions the Company issued 85,000 shares of common stock to Noble and 8,500 shares of common stock to the director of Noble.

      At March 31, 1996, the Company had a working capital deficit of approximately $2,300,000. The Company's continuing operations and its ability to realize the amounts shown as mineral properties on its Balance Sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and undertake mining activities. To date, substantially all of the Company's financing for its mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties, or if made available, be on terms acceptable to the Company.

PART II. OTHER INFORMATION

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NAPTAU GOLD CORPORATION


                                             /s/ Edward D. Renyk
                                        -----------------------------------
Dated: April 23, 1998                   By:  Edward D. Renyk
                                             President and
                                             Principal Accounting Officer