Form 10QSB
period 1996-06-30
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  FORM 10-QSB

(Mark One)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For the quarterly period ended June 30, 1996

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

                              ---------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                                No  X
                  ---                                 --

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 1996.

      Transitional Small Business Disclosure Format (check one):

               Yes                                No  X
                  ---                                 --
================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets                                                 3

           Statements of Operations and Deficit                           4

           Statements of Cash Flows                                       5

           Notes to Financial Statements                               6-12

  Item 2.  Plan of Operation                                          13-14

PART II.   OTHER INFORMATION                                             14

SIGNATURES                                                               15

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                  June 30,     --------------------------
                                                                    1996           1995           1994
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $     1,000    $        --
Mineral properties (note 3)                                       2,773,188      2,374,726             --
Deferred financing costs                                            259,400         40,000             --
                                                                -----------    -----------    -----------
                                                                $ 3,032,588    $ 2,415,726    $        --
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $    90,764    $    45,000    $        --
     Contracts payable (note 3)                                   2,552,072      2,154,500             --
     Loans payable to related parties (note 4)                        9,368        101,697             --
                                                                -----------    -----------    -----------
                                                                  2,652,204      2,301,197             --
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,700,000 common shares                                6,934          6,700          1,900
          Additional paid-in capital (note 5)                       488,606        168,339             --
          Shares alloted but unissued (note 5(c)(ii))                    --            100             --
          Deficit                                                  (115,156)       (60,610)        (1,900)
                                                                -----------    -----------    -----------
                                                                    380,384        114,529             --
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,032,588    $ 2,415,726    $        --
                                                                ===========    ===========    ===========

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                         Six months
                                                           Inception to    ended            Years ended December 31,
                                                             June 30,     June 30,    -----------------------------------
                                                               1996         1996         1995         1994         1993
                                                            ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                             $  90,000    $  45,000    $  45,000    $      --    $      --
     Professional fees                                         21,067        8,214       12,853           --           --
     Office and administrative                                  2,089        1,332          757           --           --
     Stock grant program expense (note 5(c)(ii))                  100           --          100           --           --
                                                            ---------    ---------    ---------    ---------    ---------
Loss for the period                                           113,256       54,546       58,710           --           --
Deficit, beginning of period                                  (62,510)     (60,610)      (1,900)      (1,900)      (1,900)
                                                            ---------    ---------    ---------    ---------    ---------

Deficit, end of period                                      $ 175,766    $ 115,156    $  60,610    $   1,900    $   1,900
                                                            =========    =========    =========    =========    =========
Loss per share                                              $   (0.02)   $   (0.01)   $   (0.01)   $      --    $      --
                                                            =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                   Six months
                                                     Inception to    ended           Years ended December 31,
                                                       June 30,     June 30,    ----------------------------------
                                                         1996         1996         1995         1994        1993
                                                      ---------    ---------    ---------    ---------   ---------
Cash generated from (used in):

Operations:
     Loss for the period                              $(113,256)   $ (54,546)   $ (58,710)   $      --   $      --
     Stock grant program expense,
     an item not involving cash                             100           --          100           --          --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties             90,764       45,764       45,000           --          --
                                                      ---------    ---------    ---------    ---------   ---------
                                                        (22,392)      (8,782)     (13,610)          --          --

Financing:
     Common shares issued for debt                      320,401      320,401           --
     Deferred financing costs                          (259,400)    (219,400)     (40,000)          --          --
     Changes in contracts payable                       352,072      397,572      (45,500)
     Loans payable to related parties                     9,368      (92,329)     101,697
                                                      ---------    ---------    ---------    ---------   ---------
                                                        422,441      406,244       16,197           --          --

Investing activities:
     Mineral properties                                (400,049)    (398,462)      (1,587)          --          --
                                                      ---------    ---------    ---------    ---------   ---------
Increase in cash                                      $      --    $  (1,000)   $   1,000    $      --   $      --
Cash, beginning of period                                    --        1,000           --           --          --
                                                      ---------    ---------    ---------    ---------   ---------

Cash, end of period                                   $      --    $      --    $   1,000    $      --   $      --
                                                      =========    =========    =========    =========   =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements
(expressed in United States dollars)

June 30, 1996
--------------------------------------------------------------------------------

1.    Continuing operations:

      Naptau Gold Corporation (the "Company") (formerly West Africa - American Lines, Inc. until June 1, 1995) was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 1996, the Company had a working capital deficiency of approximately $2,652,204. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the ability of the Company to obtain the necessary financing to meet its liabilities as they come due. The recoverability of the amounts shown as mineral properties is dependent upon economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

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

June 30, 1996

================================================================================

2. Significant accounting policies (continued):

      (c) Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.

3.    Mineral properties:

===================================================================================
                                                               June 30,  December 31,
                                                                  1996      1995
-----------------------------------------------------------------------------------
Placer Leases, Cariboo Mining Division, British Columbia:
     Acquisition costs:
          Placer Leases acquired from Noble                 $1,775,000   $1,775,000
          Placer Leases acquired from a director of Noble      200,800      200,800
          Placer Leases staked by Naptau                           889           --
-----------------------------------------------------------------------------------
                                                             1,976,689    1,975,800

     Exploration and development expenditures:
          Incurred by Noble                                    794,912      397,339
          Incurred by the Company                                1,587        1,587
-----------------------------------------------------------------------------------
                                                               796,499       98,926
-----------------------------------------------------------------------------------

                                                            $2,773,188    2,374,726
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

June 30, 1996

================================================================================

3.    Mineral properties (continued):

      The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases which amounted to $397,573 for the six months ended June 30, 1996. These required payments have been accrued in contracts payable. However, as the acquisition was a common control transaction, the amount of $1,602,661, being the excess of these amounts over the book value of the related assets in the accounts of Noble at the time, has been charged against additional paid-in capital (note 5). To June 30, 1996, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company's contracts payable.

      In addition to funding future annual operating expenditures on the Placer Leases, the Company agreed that the proceeds (sales of minerals recovered or the value of unrefined minerals converted to a monetary value equal to 85% of the refined price) from the mining operation on the leases will be divided between Naptau and Noble with Noble receiving the following:

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

      During this Quarter the Company completed extension agreements with each of Noble and the Director with respect to the contracts payable, whereby the Company issued 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 and October 12, 1996 respectively for the initial amounts outstanding under the contracts payable.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 4
(expressed in United States dollars)

June 30, 1996

================================================================================

3.    Mineral properties (continued):

      Subsequent to June 30, 1996 a third extension agreement was concluded on the following terms:

      (a). Naptau and Noble mutually agreed to cancel the $1,000,000 due to Noble in consideration for entering into the Operating Agreement with Naptau. In return, Naptau agreed to pay Noble, from Naptau's share of raw gold produced from the Placer Mining operations, 3,421 ounces of raw gold valued at an agreed price of $380 per ounce equal to $1,300,000. Naptau also agreed to pay from first recoveries, 300 ounces of raw gold from Naptau's share, in settlement of the second extension agreement.

      (b). Until 3,421 ounces of raw gold is paid to Noble, Naptau has agreed that up to the following percentages of the portion of the recovered raw gold due Naptau from the Placer Mining operations will be paid to Noble for each of the years:

                     1996                                       40%
                     1997                                       50%
                     1998                                       60%
                     1999                                      100%

      (c). The agreement to pay the balance of $954,500 for the 1995 exploration and development expenditures was extended to June 30, 1997.

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers which are non-interest bearing and due on demand. The directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At June 30,1996, accounts payable and accrued liabilities consist of accruals for salaries ($90,000) to a director and officer pursuant to an employment agreement (note 6), with the balance being for professional fees which are included in management salary and professional fees expense for the period.

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

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 5
(expressed in United States dollars)

June 30, 1996

================================================================================

5.    Capital stock: (continued)

      (b) Issued:

             A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

              ==================================================================================================
                                                                Common shares          Additional
                                                          -------------------------
              Year     Consideration                        Number          Amount    Paid-in capital      Total
              ==================================================================================================

              1988       Cash and contribution of
                         organization costs of $500              190    $     1,900   $        --   $      1,900
              ==================================================================================================
              Balance December 31, 1994                          190          1,900                        1,900

              1995       Share split on a 10,000
                            new for 1 old basis            1,899,810
                        ----------------------------------------------------------------------------------------
                                                           1,900,000          1,900                        1,900

              1995        Mineral properties (note 3)      4,000,000          4,000      1,771,000     1,775,000
              1995        Reduction in additional
                           paid-in capital relating to
                           operating agreements
                           with Noble (note 3)                                          (1,602,661)   (1,602,661)
              1995        Mineral properties (note 3)        800,000            800                          800
              ==================================================================================================
              Balance, December 31, 1995                   6,700,000    $     6,700    $   168,339   $   175,039

              1996        Services under stock grant
                            program (note 5(c)(ii))          100,000            100             --           100
              1996        On conversion of loans
                             payable to related parties
                             (note 4)                         40,000             40         95,960        96,000
              1996        Mineral properties (note 3)         93,500             94        224,306       224,400
              --------------------------------------------------------------------------------------------------
              Balance, June 30, 1996                       6,933,500     $    6,934    $   488,605   $   495,539
              ==================================================================================================

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 6
(expressed in United States dollars)

June 30, 1996

================================================================================

5.    Capital stock: (continued)

      (c) Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i) Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of June 30, 1996, no options were granted pursuant to this plan.

            (ii) Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan. The shares were issued during this Quarter and recorded at their par value of $0.001 per share.

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

Notes to Financial Statements, page 7
(expressed in United States dollars)

June 30, 1996

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

      The Company did not pay any interest or income taxes during the periods ended December 31, 1995, 1994 or 1993.

8. Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:


================================================================================================================
                                              Inception to      Six months
                                                June 30,        to June 30,          Year end December 31,
----------------------------------------------------------------------------------------------------------------
                                                 1996             1996         1995           1994          1993
Financing activities
     Issue of common shares:
         for mineral properties, net of
         reduction in additional paid-in
         capital relating to operating
         agreements with Noble               $   173,139             --    $   173,139     $       --   $     --

         on conversion of loans payable to
         related parties                          96,000         96,000


     Loans payable to related parties            (96,000)       (96,000)


     Contracts payable                         2,597,572        397,572      2,200,000            --          --
----------------------------------------------------------------------------------------------------------------
                                             $ 2,772,298        397,572    $ 2,373,139                 $      --
================================================================================================================
Investing activities:
     Mineral properties                      ($2,772,298)   ($  397,572)   ($2,373,139)                $      --
================================================================================================================

Item 2. Management's Discussion and Analysis of Operations and Financial
Condition

Overview

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

      During the second quarter of 1996 the Company entered into agreements with Noble and the director of Noble extending the due dates of the amounts payable by the Company. In consideration of such extensions the Company issued 85,000 shares of common stock to Noble and 8,500 shares of common stock to the director of Noble.

      Subsequent to June 30, 1996, a new Extension Agreement (the "Third Extension Agreement") was entered into whereby the Company and Noble agreed to cancel payment of the $1,000,000 due Noble for entering into the Operating Agreement. In consideration, the Company agreed to pay Noble 3,421 ounces of new gold from the Company's share of the gold produced at the Company's placer mining operations. The Company also agreed to deliver 300 ounces of raw gold to Noble in satisfaction of the amounts payable pursuant to the Second Extension Agreement. Until 3,421 ounces of raw gold is paid to Noble, the Company has agreed that the following percentages of the recovered raw gold due the Company from the placer mining operations will be delivered to Noble:

                      1996                   40%
                      1997                   50%
                      1998                   60%
                      1999                  100%

      In addition Noble agreed to extend until June 30, 1997, the Company's obligation to pay for the $954,500 expended by Noble on behalf of the Company in respect of 1995 exploration and development activities at the Company's placer mining operations.

Liquidity

      At June 30, 1996, the Company had a working capital deficit of approximately $2,652,204. During the first half of 1996 the Company's expenses consisted primarily of amounts accrued in respect of management salaries, professional fees and office expenses. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its Balance Sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue exploration and development activities. To date, substantially all of the financing for the Company's mining activities have been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties, or if made available, be on terms acceptable to the Company. During 1996, with the exception of a small test program and an I.P Survey over a portion of its properties, the Company anticipates performing only work preparatory to mineral production.

PART II. OTHER INFORMATION

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NAPTAU GOLD CORPORATION


                                    /s/ Edward D. Renyk
                                ----------------------------------
Dated: April 23, 1998           By: Edward D. Renyk
                                    President and
                                    Principal Accounting Officer