Form 10QSB
period 1996-09-30
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  FORM 10 - QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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

                                 (604) 273-9992
                           (Issuer's telephone number)
              -----------------------------------------------------

                            -------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes | |                       No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of September 30, 1996.

      Transitional Small Business Disclosure Format (check one):

            Yes | |                       No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets                                                  3

          Statements of Operations and Deficit                            4

          Statements of Cash Flows                                        5

          Notes to Financial Statements                                 6-12

  Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                   13-14

PART II. OTHER INFORMATION                                               14

SIGNATURES                                                               15

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                               September 30,   --------------------------
                                                                    1996           1995           1994
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $     1,000    $        --
Mineral properties (note 3)                                       2,988,850      2,374,726             --
Deferred financing costs                                            259,764         40,000             --
                                                                -----------    -----------    -----------
                                                                $ 3,248,614    $ 2,415,726    $        --
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   117,960    $    45,000    $        --
     Contracts payable (note 3)                                   1,767,734      2,154,500             --
     Loans payable to related parties (note 4)                       11,970        101,697             --
                                                                -----------    -----------    -----------
                                                                  1,897,664      2,301,197             --
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,700,000 common shares                                6,934          6,700          1,900
          Additional paid-in capital (note 5)                     1,488,606        168,339             --
          Shares alloted but unissued (note 5(c)(ii))                    --            100             --
          Deficit                                                  (144,589)       (60,610)        (1,900)
                                                                -----------    -----------    -----------
                                                                  1,350,950        114,529             --
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,248,614    $ 2,415,726    $        --
                                                                ===========    ===========    ===========

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to     ended            Years ended December 31,
                                                 September 30,  September 30,-----------------------------------
                                                     1996         1996         1995         1994         1993
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 112,500    $  67,500    $  45,000    $      --    $      --
     Professional fees                                27,999       15,146       12,853           --           --
     Office and administrative                         3,989        1,332          757           --           --
     Stock grant program expense (note 5(c)(ii))         100           --          100           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (144,589)     (83,979)     (58,710)          --           --
Deficit, beginning of period                              --      (60,610)      (1,900)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------

Deficit, end of period                             $(144,589)   $(144,589)   $ (60,610)   $  (1,900)   $  (1,900)
                                                   =========    =========    =========    =========    =========

Loss per share                                     $   (0.02)   $   (0.01)   $   (0.01)   $      --    $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                     Nine Months
                                                      Inception to      ended               Years ended December 31,
                                                      September 30, September 30,   ----------------------------------------
                                                         1996           1996           1995            1994         1993
                                                      -----------    -----------    -----------    -----------   -----------
Cash generated from (used in):
Operations:
     Loss for the period                              $  (144,589)   $   (83,979)   $   (58,710)   $        --   $        --
     Stock grant program expense,
     an item not involving cash                               100             --            100             --            --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties              117,960         72,960         45,000             --            --
                                                      -----------    -----------    -----------    -----------   -----------
                                                          (26,528)       (11,018)       (13,610)            --            --
Financing:
     Common shares issued for cash                          1,400             --             --             --            --
     Common shares issued for debt                      1,320,900      1,320,400             --
     Deferred financing costs                            (259,764)      (219,764)       (40,000)            --            --
     Changes in contracts payable                        (432,266)      (386,766)       (45,500)            --            --
     Loans payable to related parties                      11,970        (89,727)       101,697             --            --
                                                      -----------    -----------    -----------    -----------   -----------
                                                          642,240        624,143         16,197             --            --

Investing activities:
     Mineral properties                                  (615,712)      (614,125)        (1,587)            --            --
                                                      -----------    -----------    -----------    -----------   -----------
Increase in cash                                      $         0    $    (1,000)   $     1,000    $        --   $        --
Cash, beginning of period                                      --          1,000             --             --            --
                                                      -----------    -----------    -----------    -----------   -----------

Cash, end of period                                   $         0    $         0    $     1,000    $        --   $        --
                                                      ===========    ===========    ===========    ===========   ===========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

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

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 1996, the Company had a working capital deficiency of approximately $1,897,664. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the Company obtaining the necessary financing to meet its liabilities as they come due. The recoverability of the amounts shown as mineral properties is dependent upon the future mining of economically recoverable mineral reserves profitably or realizing proceeds from the disposition thereof.

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

            Administrative expenditures are expensed in the period incurred.

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

================================================================================

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.

3.    Mineral properties:

================================================================================
                                                             1996        1995
================================================================================
Placer Leases, Cariboo Mining Division, British
  Columbia:
    Acquisition costs:
    Placer Leases acquired from Noble                     $1,775,000  $1,775,000
         Placer Leases acquired from a director
          of Noble                                           200,800     200,800
         Placer Leases staked by Naptau                          889          --
--------------------------------------------------------------------------------
                                                           1,976,689   1,975,800

    Exploration and development expenditures:
    Incurred by Noble                                      1,010,574     397,339
         Incurred by the Company                               1,587       1,587
--------------------------------------------------------------------------------
                                                           1,012,161      98,926
--------------------------------------------------------------------------------
                                                          $2,989,850   2,374,726
================================================================================

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

================================================================================

3.    Mineral properties (continued):

      The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases which amounted to $292,606 for the nine months ended September 30, 1996. These required payments have been accrued in contracts payable. However, as the acquisition was a common control transaction, the amount of $1,602,661, being the excess of these amounts over the book value of the related assets in the accounts of Noble at the time, has been charged against additional paid-in capital (note 5). To December 31, 1996, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company s contracts payable.

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

      In April, 1996 the Company completed extension agreements with each of Noble and an Affiliate with respect to the contracts payable, whereby the Company issued 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 and October 12, 1996 respectively for the initial amounts outstanding under the contracts payable.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

================================================================================

3.    Mineral properties (continued):

      During July, 1996 a third extension agreement was concluded on the following terms:

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

      (b). Until 3,421 ounces of raw gold is paid to Noble, Naptau has agreed that up to the following percentages of the portion of the recovered raw gold due Naptau from the Placer Mining operations will be paid to Noble for each of the years:

             1996                                                       40%
             1997                                                       50%
             1998  and thereafter if any balance remains outstanding    60%

      (c). The agreement to pay the balance of $954,500 plus interest at 10% per annum payable semi-annually for the 1995 exploration and development expenditures was extended to June 30, 1997.

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers which are non-interest bearing and due on demand. The directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At September 30,1996, accounts payable and accrued liabilities consist of accruals for salaries ($112,000) to a director and officer pursuant to an employment agreement (note 6) shown as management salaries expense, with the balance being for transfer agent, audit and legal fees which are included in professional fees expense or deferred for the period.

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

================================================================================

5.    Capital stock: (continued)

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

=======================================================================================
                                           Common shares
                                        -----------------     Additional
Year  Consideration                       Number   Amount  Paid-in capital      Total
---------------------------------------------------------------------------------------
1988  Cash and contribution of
       organization costs of $500             190  $1,900    $        --    $     1,900
=======================================================================================

Balance December 31, 1994                     190   1,900                         1,900

1995  Share split on a 10,000
       new for 1 old basis              1,899,810
      ---------------------------------------------------------------------------------
                                        1,900,000   1,900                         1,900
1995  Mineral properties (note 3)       4,000,000   4,000      1,771,000      1,775,000
1995  Reduction in additional
       paid-in capital relating to
       operating agreements with
       Noble (note 3)                                         (1,602,661)    (1,602,661)
1995  Mineral properties (note 3)         800,000     800                           800
=======================================================================================

Balance, December 31, 1995              6,700,000  $6,700    $   168,339    $   175,039

1996  Services under stock grant
       program (note 5(c)(ii))            100,000     100             --            100
1996  On conversion of loans
       payable to related parties
       (note 4)                            40,000      40         95,960         96,000
1996  Mineral properties (note 3)          93,500      94        224,306        224,400
1996  Increase in additional
      paid-in captial resulting
      from admendment to operation
      agreement with Noble (note 3)                            1,000,000      1,000,000
---------------------------------------------------------------------------------------
Balance, September 30, 1996             6,933,500  $6,934    $ 1,488,605    $ 1,495,539
=======================================================================================

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

================================================================================

5.    Capital stock: (continued)

      (c)   Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)   Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of September 30, 1996, no options were granted pursuant to this plan.

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

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

8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

-----------------------------------------------------------------------------------------------
                                   Inception to   Nine months to
                                   September 30,   September 30,        Year end December 31,
-----------------------------------------------------------------------------------------------
                                       1996            1996           1995        1994     1993
Financing activities
 Issue of common shares:
  for mineral properties, net
  of reduction in additional
  paid in capital relating to
  operating agreements with
  Noble                            $ 1,173,139      $1,000,000    $   173,139  $       --  $ --

  on conversion of loans
  payable to related parties            96,000          96,000

 Loans payable to related parties      (96,000)        (96,000)

 Contracts payable                   1,813,234        (386,766)     2,200,000          --    --
-----------------------------------------------------------------------------------------------
                                    $2,986,373         610,234     $2,373,139              $ --
===============================================================================================

Investing activities:
 Mineral properties                ($2,986,373)     $ (610,234)   $(2,373,139)             $ --
-----------------------------------------------------------------------------------------------

Item 2. Plan of Operation

Overview

      During 1995 the Company entered into an agreement to acquire certain placer leases from Noble Metal Group Incorporated (a British Columbia Company) for shares representing approximately 60% of the outstanding Common Stock of the Company. The Company and Noble also entered into an Operating Agreement whereby Noble agreed to conduct necessary mining activities on the properties for a term of ten years and, at Noble's option, an additional ten years. The Company agreed to pay Noble $1,000,000 for entering into the Operating Agreement. In addition, the Company was obligated to pay Noble approximately $1,000,000 in respect of 1995 exploration and development activities. Further, the Company and Noble agreed that the following proceeds from mining activities would be paid to Noble.

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

      During this quarter, a new extension agreement (the "Third Extension Agreement") was entered into whereby the Company and Noble agreed to cancel payments of the $1,000,000 due Noble for entering into the Operating Agreement. In consideration, the Company agreed to pay Noble 3,421 ounces of new gold from the Company's share of the gold produced at the Company's placer mining operations. The Company also agreed to deliver 300 ounces of raw gold to Noble in satisfaction of the amounts payable pursuant to the Second Extension Agreement. Until 3,421 ounces of raw gold is paid to Noble, the Company has agreed that the following percentages of the recovered raw gold due the Company from the placer mining operations will be delivered to Noble:

                  1996                        40%
                  1997                        50%
                  1998  and thereafter        60%
                        if any balance
                        remains outstanding

      In addition Noble agreed to extend until June 30, 1997, the Company's obligation to pay for the $954,500 expended by Noble on behalf of the Company in respect of 1995 exploration and development activities at the Company's placer mining operations.

Liquidity

      At September 30, 1996, the Company had a working capital deficit of approximately $1,897,664. The reduction in the Company's working capital deficit from the deficit at June 30, 1996, reflects amendments in its agreements with Noble, and not profits generated from operations. In fact, the

Company has not yet generated any cash from operating activities, all of its activities to date having been limited to exploratory and developmental activities. During the first nine months of 1996 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries, professional fees and office expenses. In addition, during the first nine months of 1996 the Company spent approximately $315,000 on exploratory and work in preparation for production at its placer leases, which amount was capitalized in the carrying value of the Company's mineral properties. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its Balance Sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue exploration and development activities. To date, substantially all of the financing for the Company's mining activities have been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

PART II. OTHER INFORMATION

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NAPTAU GOLD CORPORATION


                                    /s/ Edward D. Renyk
                                    --------------------------------------
Dated: April 23, 1998               By: Edward D. Renyk
                                        President and
                                        Principal Accounting Officer