Form 10KSB
period 1996-12-31
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  FORM 10 - KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 0-25786

                           ---------------------------

                             NAPTAU GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

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

                                 (604) 273-9992
                           (Issuer's telephone number)
                 -----------------------------------------------

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,700,000 shares of Common Stock, $.001 par value, were outstanding, as of December 31, 1996.

        Transitional Small Business Disclosure Format (check one):

                      Yes | |                             No   |X|

================================================================================

                                TABLE OF CONTENTS


ITEM 1.     BUSINESS.......................................................... 3

ITEM 2.     DESCRIPTION OF PROPERTY.......................................... 12

ITEM 3.     LEGAL PROCEEDINGS................................................ 13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS..................................... 14

ITEM 6.     PLAN OF OPERATION................................................ 14

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 16

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 17

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....... 17

ITEM 10.    EXECUTIVE COMPENSATION........................................... 18

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................... 20

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 21

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................. 21

ITEM 1.     BUSINESS

Background

Naptau Gold Corporation ("Naptau" or the "Company") is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties located in the Cariboo Mining District of British Columbia.

On June 6, 1995 the Company entered into an agreement of business combination (the "Exchange Agreement") with Noble Mining Group Incorporated, a British Columbia company ("Noble"), pursuant to which the Company acquired four placer mining leases (the "Noble Leases") located in the Cariboo Mining District of British Columbia and certain related assets from Noble in exchange for 4,000,000 shares of common stock, no par value per share (the "Common Stock") of the Company, representing an initial 59.7% interest in the Company. In connection with the Exchange Agreement, the Company and Noble also entered into an Operating Agreement pursuant to which Noble will remain the operator for the mining activities on the Noble Leases for a term of 10 years, with Noble having the option of renewing the agreement for a further 10 years. The Company agreed to pay Noble $1 million (the "Upfront Fee") in consideration for entering into the Operating Agreement. In addition, the Company agreed to pay $1 million (the "1995 Payment") in respect of 1995 exploration and development expenditures on the Noble Leases and agreed to fund future annual operating expenditures on such Leases. The Operating Agreement provides that Noble shall lease to the Company the equipment and facilities necessary to conduct the mining operations on the Company's placer leases at certain prescribed monthly rental rates (see "Equipment and Facilities" below). In addition to funding future annual operating expenditures on the Noble Leases, the Company agreed to pay Noble an operating fee from production from such Leases as follows:

      - For the first $1 million of operating revenues or 2,500 equivalent ounces of gold, whichever is lesser, a fee of 10% of such operating revenues;

      - For the next $1 million of operating revenues or 2,500 equivalent ounces of gold, whichever is lesser, a fee of 17.5% of such operating revenues; and

      - For cumulative operating revenues in excess of $2 million or 5,000 equivalent ounces of gold, whichever is lesser, a fee of 25% of such operating revenues.

In April 1996, the Company and Noble entered into an agreement extending the due date of the upfront fee and the 1995 Payment until June 30, 1996, in consideration for the Company's agreement to deliver 300 ounces of gold to Noble from Naptau's share of the future production from the placer mining leases and to issue 85,000 shares of Common Stock to Noble. In July 1996, through a further agreement, Noble agreed to cancel the $1,000,000 due it in consideration for entering into the Operating Agreement and Naptau agreed to pay Noble, from Naptau's future share of gold produced from its placer mining leases, 3,421 ounces of raw gold and Noble granted Naptau a further extension of time until June 30, 1997 to pay the balance of $954,000 plus interest at 10% per annum, payable semi-annually, due and owing by the previous agreement for the deemed 1995 mining operating expenses.

In October 1995, the Company entered into an agreement (the "PL#1160 Agreement") with Dorothy Dennis, an affiliate of the Company (the "Affiliate"); to acquire a placer mining lease owned by the Affiliate which is adjacent to the Noble Leases (the "PL#1160 Lease") for a purchase price equal to $200,000 plus the issuance of 800,000 shares of Common Stock to such Affiliate. In April 1996, the Company entered into an agreement with the Affiliate to extend the payment date of the $200,000 until October 1996 in consideration for the issuance of 8,500 shares of Common Stock. In December of 1996 the Company concluded a Second Extension Agreement to extend the date for the payment of 100 ounces of raw gold from the Company's share of the gold produced from the mining operations.

In May 1996 the Company recorded the Bill of Sale Absolute on placer claims Lou 1 and Lou 2 (the "Lou Claims") which were earlier staked by William G. Timmins as agent for Naptau. The addition of these claims gives the Company comfort as the projected route of the channels under exploration appear to extend into these claim areas. The claims are adjacent to and contiguous with the present claims owned.

Because of the inconsistency of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. The Company has carried out extensive exploration and geological delineations of the placer bearing channels on its properties to the extent that it is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982, and completion of the additional site preparation recommended by W.G.T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant commencing a large scale testing program in 1997.

If the indicated potential recoveries are confirmed during testing, the testing program will be expanded into full-scale operations.

The Company has never generated any revenues from its mineral exploration activities and does not expect to generate revenues until such time as it is able to commence its placer mining operations. The Company's ability to commence mining operations is dependent upon its ability to raise substantial additional funds (see Item 7 "Plan of Operation"). All of the Company's exploration activities to date have been conducted with funds provided from Noble. If the Company is unable to raise the funds necessary to commence mining operations, the Company may be unable to realize on the investment in its placer mining leases. At December 31, 1996 the Company had an accumulated deficit of $207,882.

The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise the funds necessary to commence mining operations or was unable to generate positive cash flow from such operation, it might be forced to liquidate. In such event, it is unlikely that the Company would realize the amounts indicated on the balance sheet upon the sale of its placer properties.

For the definitions of certain mining terms used in this Form 10-KSB, see Appendix A - Glossary of Certain Mining Terms.

For discussion of certain material risks involved in the Company's business, see "Risk Factors" below.

Property, Location, Description

The Company's exploration properties are comprised of the Placer Mining Leases # 29, 1159, 1160, 1850, 2093 and the Staked Placer Claims Lou 1 and Lou 2 (collectively, the "Properties"). The Properties are adjacent properties which are located at the confluence of Keithley Creek and Snowshoe Creek, 28 miles northwest of Likely, British Columbia in the Cariboo Mining District, and are accessible by gravel road. The town of Likely is about 64 miles northeast of Williams Lake, British Columbia, and may be reached by paved highway or private plane. (See "Properties").

Exploration Results and Potential Mineral Deposits

The Properties have been the object of considerable exploration and testing which has resulted in estimates of substantial mineral deposits. In 1982, an independent mining consultant (Lorimer) calculated that 4,100,000 cubic yards of gold-bearing gravels containing widely distributed gold values are present on the north bench of Keithley Creek on Placer Lease #29. Although not homogeneous, the gold is contained in zones of varying richness.

The "Tertiary Channel", a buried paleogulch channel on Placer Leases #29 and #1850 which is a former course of Snowshoe Creek, was first identified by a Seismic Refraction Survey in 1982. This Channel contains an estimated minimum of 1,000,000 cubic yards of recoverable and commercially viable gold bearing gravels. Previous work and test production figures indicate that the average grade of the pay zones ranges from 0.02 oz. per cubic yard to 0.03 oz. per cubic yard. It should be noted that placer gold from Keithley Creek in comparison to other creeks is of a very high fineness and on the Company's Leases averages 890 fine indicating proximity to the source (by comparison pure gold is 1000 fine and the average fineness of placer gold obtained in California is 885 fine).

Significant potential occurs in extensions of buried channels and additional channels within the Properties. Preliminary interpretation of the results of a Seismic Refraction Survey which was completed in May 1995 further define the Tertiary Channel and its rim rock edges on Placer Leases #29 and #1850. A second sub-parallel north trending channel (the "Eastern Channel") has been located to the east of the known Tertiary Channel on Placer Leases #29 and #1850. The two channels appear to converge to the north of Placer Lease #1850. The width of each channel varies from 50 to 80 meters and the Eastern Channel is shallower than the known Tertiary Channel to the west.

The 1995 Seismic Refraction Survey also indicates the occurrence of a third, sub-parallel channel (the "Third Channel") further to the east on Placer Leases #1159, #1850 and #2093. Additional seismic work is required to define this channel or fault structure.

Field results of a Seismic Refraction Survey completed in May 1995 on Placer Lease #1160, traces the northern continuation of the known Tertiary Channel on Placer Lease #29 through Placer Lease #1160. This Seismic Refraction Survey also delineates the occurrence of a second placer channel on this lease (the "1160 Channel") converging with the known Tertiary Channel at the center of Placer Lease #1160.

Within the vicinity of the ancient Tertiary Channel near Keithley Creek on Placer Lease #29, large gold nuggets up to 1 1/2 ounces were recovered from gravel testing in 1994, thus providing an explanation for the occurrence of the coarse gold well above the level of Keithley Creek, and significantly further east of the known Tertiary Channel previously tested.

The newly delineated Channel on Placer Lease #1160 is estimated to be 85 meters in width at the southern boundary, 40 meters in width at the center of the Lease, and runs some 200 to 250 meters north, where it converges with the known Tertiary Channel of Placer Lease #29, which is approximately the same width. The total width of the two merging channels at the center of Placer Lease #1160 is about 85 meters, which extends a further 200 meters through the northern boundary of Placer Lease #1160 onto the Lou Claims. It is estimated that a minimum of 1,000,000 cubic yards of placer gravels is contained on Placer Lease #1160.

The Company believes that grades should be similar to the grades obtained on Placer Lease #29, which were determined by various drilling programs, trenching, other work and volume testing of the placer gravels. The recovery from the testing ranged from 0.02 oz. gold per cubic yard of $7.00 to $11.40 per cubic yard.

Exploration and Development Activities on the Placer Leases

It is estimated that the Company and the prior owners of the Placer Leases have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Placer Lease #29 was acquired by its original owner in 1978. Additional placer leases were then staked by such entity in 1979 and 1980. Preliminary testing was first carried out in 1981. Prior to 1993, access roads were constructed and upgraded, camp trailers installed and several exploration programs, including seismic refraction surveys, geochemical soil sampling analysis, trenching, percussion and sonic drilling, and various bulk tests utilizing different types of equipment and recovery systems, were carried out.

During 1993-1994 old roads were widened, new roads were constructed, camp facilities were expanded by the addition of two more trailers, an office and map room, and a building for tools, supplies and drilling samples. Construction of the settling and tailing ponds as well as a major water reservoir was commenced.

During the 1995 season the Company continued upgrading the physical site, buildings and reinforcing roadways. Construction of the settling, tailing and water reservoir ponds was completed. Clearing and raking of newly opened areas continued as required. The Company also carried out geological, geophysical and further Seismic Refraction surveys to delineate the channels and production area. In total the Company expended just under $400,000 on the site and survey programs.

In 1996 an I.P. Survey was carried out on the most southerly tip of the Ancient Tertiary channel, and the center and eastern channels of Keithley Creek.

The I.P. Survey resistivity values of the center channel revealed a narrow or gulch-type depression in the bedrock. The resistivity values of the eastern channel identified a pronounced depression in the bedrock with a magnitude of some 75 meters in depth. These channels were previously identified by the 1995 Seismic Refraction Survey.

A test program of the upper gravels in the center and most eastern channel (the third channel) verified the existence of fine gold averaging $5.70 per cubic yard based on a gold price of $380.00 per ounce.

In preparation for production, over 65,000 cubic yards of overburden material was removed from the mining area. During the construction of several benches to prevent slides and sloughing of materials an additional 10,000 cubic yards of material was removed. Drainage ditches and a main waterway were constructed to contain and redirect excess water flows during spring runoffs. New hauling roads were constructed to expedite the movement of materials during production.

Valuation of the Noble Leases and PL # 1160 and Director Lease by W.G.T. Consultants Ltd.

To assist the Company in determining the value of the Noble Leases and their potential for future development, in June 1995, the Company obtained an opinion (the "Noble Valuation") on the fair market value of the Noble Leases from W.G.T. Consultants Ltd. ("W.G.T."), an independent mining consulting firm headquartered in Calgary, Canada.

In rendering the Noble Valuation, W.G.T. relied on published and private reports, maps and data (the "Exploration Data") provided by the Company and Noble and past visits by the W.G.T.'s personnel to the Lease sites in 1985, 1986, 1994 and 1995.

Based upon the Exploration Data, for purposes of the Valuation, W.G.T. estimated that the Nobles Leases contained a minimum of 1,000,000 cubic yards of gold bearing gravels in the "Tertiary Channel" located at Placer Lease # 29, plus a minimum of 1,000,000 cubic yards in the second channel to the east. In addition, the Valuation took into account a potential of 2,000,000 cubic yards in the third channel, and an allowance for additional potential mineral deposits estimated at 2,000,000 cubic yards for the lower north bench of Placer Lease #1159, and the presence of other channels on untested portions of the Noble Leases.

Based upon such estimates and depending on the average recovered grade of gold, the Fair Market Value of the Noble Leases was estimated to be as follows:

  (As of June 1995 - Gold Price US $385.00 per ounce/Exchange Rate US $1.00 - CAN $1.40)

                                                                         Assumed Grade
                                                                         -------------
                                                          0.02 oz. Au/cu. yd.       0.03 oz. Au/cu. yd.
                                                                   ----------                ----------
1.    Estimated Net Present Value of Tertiary Channel       CAN $11,911,000           CAN $19,814,000
      and Second Channel

2.    Estimated Net Present Value of Potential Mineral      CAN $ 7,485,000           CAN $12,990,000
      Deposits                                                  -----------               -----------


Total Estimated Net Present Value                            US $13,854,000            US $23,431,000

In addition, in May 1996, W.G.T. prepared a valuation opinion (the "1160 Valuation") with respect to Placer Lease #1160. Based upon the Exploration Data, W.G.T., estimated that this Lease contained a minimum of 1,000,000 cubic yards of gold bearing gravels with a minimum value (based upon anticipated grades of 0.02 to 0.03 ounces of gold per cubic yard) of $3,000,000.

The foregoing calculations for both the Noble Placer Leases and the 1160 Valuation are based upon a gold price of $385 per ounce and have been discounted and assigned various degrees of risk after deducting mining costs.

Copies of the Noble Valuation and the 1160 Valuation are available from the Company and the foregoing summary is qualified in its entirety by reference to the full text of such Valuations set forth therein.

W.G.T. received a fee of $1,006.67 from the Company for the preparation of the Noble Valuation and a fee of $1,712.00 from the Affiliate for the preparation of the 1160 Valuation.

In considering the foregoing Valuations, it should be noted that at present because of the inconsistence of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. The Company and prior owners have carried out extensive exploration and geological delineations of the placer bearing channels to the extent that it is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982 and completion of the additional site preparation recommended by W.G. T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant further testing in 1997. If the indicated potential recoveries are confirmed during testing, the testing program will be escalated into full-scale operations.

Licenses and Permit

The gold exploration and mining industry in Canada operates under both federal and provincial legislation governing exploration, development, production and decommissioning of mines. Such legislation relates to the method of acquisition and ownership of mineral rights, labor, health and safety standards, royalties, mining and income taxes, exports, reclamation and rehabilitation of mining lands and other matters.

The mining industry in Canada is also subject to legislation at both the federal and provincial levels concerned with the protection of the environment. In particular, such legislation imposes high standards on the mining industry to reduce or eliminate the effects of wastes generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or water. Accordingly, the design of mines and mills and the conduct of overall extraction and processing operations are subject to the restrictions contained in such legislation. In addition, the construction, development and operation of a mine, mill and refinery typically entail compliance with applicable environmental legislation and/or review processes and the obtaining of land use permits, water licenses, discharge approvals and similar authorizations from various governmental agencies.

Failure to comply with the requirements of environmental legislation may result in orders being issued thereunder which may result in the cessation, curtailment or modification of operations or may require installation of additional facilities or equipment to protect the environment. Violators may be required to compensate those suffering loss or damage by reason of their mining activities and such violators, including officers and directors thereof, may be fined or in some cases imprisoned if convicted of an offense under such legislation.

Provincial mining legislation establishes requirements for the decommissioning, reclamation and rehabilitation of mining properties in a state of temporary or permanent closure. Such closure requirements relate to the protection and restoration of the environment and the protection of public safety.

All the necessary licenses and permits that are required for the Company to commence placer mining operations on the Placer Leases are in place and are valid until December 2001. These include a Mining Permit, Hydraulic License, Water Use Permit and Disposal Permit. In addition, the Company has received a "free miner certificate" from the Province of British Columbia which is required in order to explore for minerals or placer minerals or acquire a mineral or placer title in British Columbia.

Equipment and Facilities

In accordance with the Operating Agreement, Noble has made available the facilities and equipment necessary to conclude the Company's exploration program and commence production. The composition and cost of such camp facilities and equipment is agreed to by budget prior to the commencement of operations each season. The Company is currently indebted to Noble in the amount of $123,182 for equipment and facilities provided to date.

Risk Factors

Limited Operations: Need for Additional Funds. To date, prior exploration programs have produced in excess of 300 ounces of raw gold from various test programs at the Properties. Nevertheless, the Company, has not generated any revenues and will not generate revenues until the commencement of placer mining operations which are subject to the Company's abilities to raise the required additional funds. Even though carrying costs to maintain the leases in good standing are minimal, an inability to raise the required capital may result in the Company being unable to realize a return on its investment in its placer mining leases and, possibly, forfeiting its interest in the Placer Leases. At December 31, 1996, the Company had an accumulated deficit of $1,207,882.

Preparation of Financial Statements. The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise the funds necessary to commence mining operations or was unable to generate positive cash flow from such operations, it might be forced to liquidate. In such event, it is unlikely that the Company would realize the amounts indicated on the balance sheet upon the sale of its mineral properties.

No Proven or Probable Reserves. The Company is in the exploration stage, and at present, because of the inconsistency of placer golds, none of the company's prospects or properties may be defined as containing proven or probable reserves. The Company and the prior owners of the Placer Leases have carried out extensive exploration and geographical delineations of the placer bearing channels to the extent that the Company is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982 and upon completion of the additional site preparation recommended by W.G.T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant commencing a large scale testing program in 1997. If the indicated potential recoveries are confirmed the testing program is designed to escalate into full-scale operations.

If the company is able to establish proven and probable reserves, market price fluctuations of gold as well as increased production costs or reduced recovery rates, may nevertheless render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of ore reserves.

Feasibility Studies. The Company has relied heavily upon the study conducted by W.G.T. Consultants, Lorimer, September 1980 and January 1982, Davenport, November 1987 and the Company's exploratory activities in determining whether the Properties can support full scale operations. Such evaluations may prove to be unreliable.

Risks of Foreign Operations. The Company's operations in British Columbia, Canada are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations, foreign taxation, labor disputes and uncertain economic environments or other risks which may limit or disrupt production in markets, restrict the movement of funds or result in the depravation of contract rights or the taking of property by nationalization or expropriation without fair compensation. Although the Company has not experienced any problem in Canada rising from nationalistic policies, political instability, economic instability, labor disputes or currency fluctuations or restrictions, there can be no assurance that such a problem will not arise in the future. Laws and policies of the United States affecting foreign trade, investment and taxation may also adversely affect the Company's operations and investments.

Reliance on Third Parties for Exploration and Mining Services. The Company has entered into the Operating Agreement with its principal stockholder, Noble, pursuant to which Noble has agreed to provide all of the exploration and mining services and lease the required equipment and facilities to the Company in order to develop and operate the Properties. The loss of Noble's services could have a material adverse affect on the Company.

Cautionary Statement for Purposes of The "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995. The United States Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The following factors set forth under "Risk Factors" among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, future filings by the Company with the SEC, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-KSB, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

ITEM 2.     DESCRIPTION OF THE PLACER LEASES

General

The Company holds a 100% interest in all of its Properties:

Noble Leases

PL # 29               (Tenure #262692)
PL # 1159             (Tenure #282768)
PL # 1160             (Tenure #262769)
PL # 1850             (Tenure #262822)
PL # 2093             (Tenure #282832)

Placer Claims
Lou #1                (Tenure #337015)
Lou #2                (Tenure #337016)

The Placer Properties comprise approximately 430 acres of land in the aggregate and constitute a contiguous mining site. The Placer Mining Leases are renewable placer mining leases assigned to the Company pursuant to the Noble Agreement and the PL#1160 Agreement. To maintain the Leases in full force and effect during their respective terms, the Company is required to pay, in Canadian dollars, dependent upon the specific type of lease, an annual licensing expenditure of $5.00 per hectare of land on any Leases of Placer Minerals, $250.00 on any Placer Mining Leases (PML) or Placer Leases (PL). The Placer Claims are renewable annually by carrying out a minimum of $500.00 of qualified work or paying $500.00 in cash in lieu of work and a $100.00 recording fee. Except for the division of gold with Noble pursuant to the Operating Agreement, there are no other third party fees or royalty interests payable with respect to the Placer Leases. The fees payable by the Company with respect to the Placer Leases aggregate to Cdn. $2,450, per annum, inclusive of payments in lieu of work.

In British Columbia the terms "mineral title" as used in the Mineral Tenure Act includes mineral and placer claims and leases.

Legal title to minerals in the province can be held under four types of tenure:
Freehold:
Crown granted mineral claim:
Located (staked) Mineral or Placer Claim; and
Mining or Placer Lease.

The Company holds the interests in its properties as either Located Mineral or Placer Claims, or as a Mining or Placer Lease. Title to located Mineral and Placer Claims, and Mining and Placer Leases is issued and administered by the Mineral Title Branch, Ministry of Energy, Mines and Petroleum Resources and are subject to all provisions of the Mineral Tenure Act which is also administered by the above noted Department. A claim or lease title conveys to the holder the right to all minerals or placer minerals as defined in the Mineral Tenure Act and which were available at the time of location or have subsequently become available under the terms of the Act.

Placer minerals are ores of metal and other natural substances that occur either loose or in fragmented rock. They are found in loose earth, gravel and sand, having been transported from the original bedrock source by natural means such as glacial and water action. Placer minerals also include materials from placer mine tailings and previously mined deposits of placer minerals.

There are no surface rights included in the Company's Placer Leases, but the Company has the right to use the surface of the claim for mining purposes only. This does not include the right to live on the claim, or build a cabin, house or any other building or dwelling.

A Mining or Placer Lease contains the same rights as a claim, but is also an interest in land. However, this is not the same as surface rights and the right to reside on the land is still contingent to the work program and requires approval. All work carried out on a claim or lease must receive approval from the District Inspector of Mines prior to commencement and work which disturbs the surface by mechanical means requires a Notice of Work under the Mines Act.

ITEM 3.     DESCRIPTION OF PROPERTY

The Company occupies office space provided by its President, E.D. Renyk, at 9551 Bridgeport Road, Richmond, BC, Canada, V6X 1S3. No rent is paid for the use of this office. The space is adequate for the planned future conduct of the Company's business over the next twelve months.

The following is a description of the Placer Leases that were assigned to the Company in 1995 pursuant to Exchange Agreements with Noble and an Affiliate. All Placer Leases or Placer Claims carry the right to multiple extensions.

      Placer Mining Lease #29 was originally issued to Howard Reid and Addison Manners of Vancouver, B.C. and acquired on March 15, 1981 by Noble. The present Lease term of 10 years became effective October 7, 1991 and expires October 15, 2001.

      Placer Mining Lease #1159 was originally issued to J. Emery of Vancouver, B.C. and acquired on August 21, 1980 by Noble. The present lease term of 5 years became effective June 28, 1993 and expires October 15, 1998.

      Placer Mining Lease #1850 was issued July 31, 1979 to Noble. The present lease term of 5 years became effective September 27, 1994 and expires on October 15, 1999.

      Placer Mining Lease #2093 was issued September 14, 1979 to Noble. The present lease term of 5 years became effective September 27, 1994 and expires on October 15, 1999.

      Placer Mining Lease #1160 was staked by agents for D. Dennis. The present lease term of five years expires on December 29, 1998.

      Placer Claims Lou 1 and Lou 2 were staked by William G. Timmins as agent for Naptau and registered in Naptau's name May 31, 1996.

The Company, through Noble, has filed an application with the governing bodies for a grouping of leases and to upgrade each of its title to a "Lease of Placer Minerals" as is now allowed under the revised provisions of the "Mineral Tenure Amendment Act, 1995.

Placer Claims

Placer claims are valid for one year. To maintain a placer claim the holder must, on or before the anniversary date of the claim, pay the prescribed recording fee and either: (a) record the exploration and development work carried out on that claim during the current anniversary year which must equal or exceed the minimum specified value per unit; or (b) pay cash in lieu of work. If the value of work performed in a year is greater than the required minimum, the surplus is termed excess work. This excess work, in full year multiples, can be applied to cover work requirements on the claim for additional years, subject to the limits specified in applicable regulations.

Placer Mining Leases (PML)/Placer Leases (PL)

Placer leases (PML or PL) issued under the former acts are subject to an annual rental which just be paid on or before the anniversary date each year. If the annual rentals are not paid these leases automatically forfeit and title to the ground can only be re-acquired by locating a placer claim. These placer leases are entitled to one term extension under the Mineral Tenure Act.

The holder of a valid placer lease (PML or PL) issued under the former acts or a placer claim, or an adjoining group of these, may apply for a Lease of Placer Minerals (LPM). A LPM is issued for a term of ten years and may be renewed for further terms of up to ten years each. During the term of the lease an annual rental must be paid on or before the anniversary date each year. A lease may be ordered forfeited if the rental is not paid.


ITEM 4.     LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 5.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a shareholders meeting on November 19, 1996. The only matter voted upon was the election of directors. At such meeting, Edward D. Renyk, John
J. McIntyre, Lloyd E. Mear, Warren W. Gayle and Murray A. Braaten were re-elected to the Board for a term of one year. They were the only nominees for election to the Board and the term of no other director ended as of such meeting.

                                     PART II

ITEM 6.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS

A.    Market Information.

      At present, no market exists for the Company's securities and there is no assurance that a regular trading market will ever develop or, if developed, that it will be sustained. A purchaser of shares may, therefore, be unable to resell the securities offered herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

B.    Holders.

      As of December 31, 1996, there were approximately 20 holders of the Company's Common Stock.

C.    Dividends.

      The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 7.     PLAN OF OPERATION

The Company intends to complete exploratory activities on the Placer Leases during the early part of the 1997 mining season, which generally runs from late April to mid-November. Based upon results of exploratory activities to date, the Company intends to move a production plant on site with a processing capacity of approximately 400,000 cubic yards of material over the course of the mining season. The Company anticipates that it will process between 150,000 to 200,000 cubic yards of material during the 1997 mining season. This estimate assumes shakedown time will be required during start-up production and the necessity to process marginal pay gravels while working its way into the main channel deposits.

The processing plant will cost approximately $250,000. Funds necessary to acquire the plant and to commence operations will be loaned by Noble. It is anticipated that operating costs for the 1997 mining season estimated at approximately $1,500,000 will be offset, in part, with funds from initial operating activities. Currently, the Company is obligated to Noble in the amount of $1,295,831 pursuant to the Operating Agreement.

The Company will need to raise cash, in the form of either debt or equity, to conduct operations as planned. Currently, the Company anticipates that cash sufficient to carry it through the 1997 mining season will be provided by Noble. Nevertheless, the Company intends to seek to raise up to $3,000,000 through a private placement of either debt or equity. There is no assurance that any monies will be made available to the Company or whether, if available, the terms thereof will be acceptable to the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements," Page 20.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                      Age      Positions Held With The Corporation
----                      ---      -----------------------------------
Edward D. Renyk           58       Director, President & Chief Financial Officer

John J. McIntyre          41       Director, Secretary

Lloyd E. Mear             60       Director

Warren W. Gayle           43       Director

Murray A. Braaten         42       Director

E. D. Renyk. Mr. Renyk has served as the President, Chief Financial Officer and a Director of the Company since June 8, 1995. Mr. Renyk is a member of the Canadian, Alberta and British Columbia Institutes of Chartered Accountants. He has been a Chartered Accountant for 33 years, managing and directing his own practice for most of that period, specializing in consulting to both private and publicly traded corporate firms. Prior to establishing his own practice and subsequent to obtaining his designation as a Chartered Accountant he held positions ranging from Controller to Vice President of Finance with various corporations.

Mr. Renyk was admitted as a member of the Institute of Chartered Accountants of Alberta in 1962.

J. J. McIntyre. Mr. McIntyre has served as Secretary and a Director of the Company since June 8, 1995. Mr. McIntyre has recently founded his own law firm, McIntyre Winteringham, after having practiced from 1984 to 1996 as a partner and associate of Alexander Holburn Beaudin & Lang. Mr. McIntyre's current and former firms are located in Vancouver, British Columbia. Previously, Mr. McIntyre was employed as a Crown Counsel, also in Vancouver, for the Ministry of Attorney General of British Columbia, from 1981 - 1984. While primarily a litigator, Mr. McIntyre has been involved in advising mining companies throughout his time in private practice.

Mr. McIntyre is a graduate of the University of Saskatchewan, located in Saskatoon, Saskatchewan. He graduated with his LL.B. in 1980 and with his B.Sc. (High Honors - Chemistry) in 1977.

Lloyd E. Mear. Mr. Mear has served as a Director of the Company since June 8, 1995. Mr. Mear has over thirty years of experience as a Civil Engineer including fifteen years as an executive in the Mining Industry. From 1967 to date he has served as the President and Chief Executive Officer of ReDev., Inc., a company that extracts gold and platinum group metals from water sources throughout the western United States and Canada.

Mr. Mear received a degree in Civil Engineering/Surveying in 1956 from University of Alberta, Calgary, Alberta.

Warren W. Gayle. Mr. Gayle has served as a Director of the Company since October 5, 1995. Mr. Gayle owns a Consulting Firm in Vancouver specializing in structured and tax driven financing for medium to large resource and manufacturing based organizations. Prior to establishing his Company in 1991, Mr. Gayle held various sales and management positions with multinational corporations.

Mr. Gayle received a Bachelor of Commerce Degree - Finance in 1979 from the University of British Columbia, Vancouver, British Columbia.

Murray A. Braaten. Mr. Braaten has served as a Director of the Company since December 8, 1995. Mr. Braaten is a partner in the Vancouver law firm of Lando & Co. He joined the firm as an Associate in 1981, became a partner two years later, and has been the managing partner since 1987. Mr. Braaten has extensive experience in business, business law, construction and real estate development.

Mr. Braaten graduated in 1980 with a Bachelor of Business Administration with Distinction from the University of Regina and a Bachelor of Laws from the University of Saskatchewan in Saskatoon.

Each director is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected and qualified. Officers are appointed and serve at the will of the Board of Directors.

To date the amount of time that Mr. Renyk has devoted to the business of the Company has ranged from 40% to his full business time depending on the activities at hand. Mr. McIntyre has expended approximately 25% of his business time on Company affairs. It is anticipated that Mr. McIntyre will negotiate an employment agreement with the Company when the demands on his time warrant it. Messrs. Renyk and McIntyre expect their positions to graduate to full time as the Company's financing and operations progress. Messrs. Mear, Gayle and Braaten will expend such time as is required to fulfill their duties as Directors.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 1995 and 1996 ("fiscal years") payable to Mr. Renyk, the Company's President. No other officer received any compensation from the Company in these fiscal years.

                                  SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                          Compensation
                                                             Awards

                                    Salary(1)           Restricted Stock           All Other
                                    ------                   Awards              Compensation
                                                             ------              ------------
Edward Renyk   1995                  $45,000                 $20(2)                  $Nil
               1996                  $90,000                   --                     --

(1) On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

(2) Represents the fair market value on the date of grant (as determined by the Board of Directors) of 20,000 shares of common stock that were granted to Mr. Renyk pursuant to the Company's Stock Grant Program in consideration for Mr. Renyk's services as a director of the Company. The shares are non-transferable, except for transfers back to the Company, for a period of one year from the date of issue.

Stock Options

The Company did not grant any stock options to any executive officer during fiscal years 1995 and 1996.

Stock Option Plan and Stock Grant Program

In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

      Stock Option Plan

      The Company has reserved 300,000 shares of its authorized Common Stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years from the date of issue.

      The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1995, no options were granted pursuant to this plan.

      Stock Grant Program

      The Company has reserved 300,000 shares of its authorized Common Stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable, except for transfers back to the Issuer, for a period of one year from the date of issue. As of December 31, 1996, a total of 100,000 shares had been granted to five directors pursuant to this plan.

Board Compensation

The Board, from time to time, is authorized to establish compensation for the Directors, but none has been set at this date. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors meetings.

During fiscal 1995, each director received a grant of 20,000 shares of Common Stock pursuant to the Company's Stock Grant Program. The Shares issued under the Program are non-transferable for two years.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name                                                          Number of              Percentage of Shares
                                                              Shares owned (1)       Owned (2)
Noble Metal Group Incorporated                                    4,085,000           58.92%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2

James A. Howell                                                   1,150,000           16.59%
Maritime Transport & Technology, Inc.
161 W. 15th St., Ste. 7A
New York, New York  10011

E. D. Renyk                                                         390,000           5.62%
9551 Bridgeport Rd.
Richmond, BC, Canada  V6X 1S3
Director, President & Chief Financial Officer

J. J. McIntyre                                                      390,000           5.62%
McIntyre Winteringham
1501 - 543 Granville St.
Vancouver, BC, Canada  V6C 1X8
Director & Secretary

Lloyd Mear                                                           70,000             o
9551 Bridgeport Rd.
Richmond, BC, Canada  V6X 1S3
Director

D. Dennis                                                           808,500           11.66%
705 - 588 Broughton St.
Vancouver, BC, Canada  V6G 3E3

Warren W. Gayle                                                      20,000             o
2081 Gordon Avenue
West Vancouver, BC, Canada  V7V 1V8

Murray A. Braaten                                                    20,000             o
708 W. 22nd Avenue
Vancouver, BC, Canada  V5Z 1Z7

Officers and Directors                                              890,000           12.84%
as a Group (5 persons)

o     Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 6,933,500 shares of Common Stock outstanding on December 31,
      1996.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1988 the Company issued 1,900,000 shares of Common Stock to James A. Howell in consideration of $1,400 and certain organization expenses paid by Mr. Howell on behalf of the Company. In May 1995 Mr. Howell transferred 350,000 shares to each of Mr. Renyk and Mr. McIntyre.

In June 1995 the Company issued 4,000,000 shares of Common Stock to Noble pursuant to the Exchange Agreement. In April 1996 the Company issued an additional 85,000 shares to Noble in partial consideration of its agreement to extend the due date of certain amounts due under the Operating Agreement entered into with respect to the Placer Leases.

In October 1995 the Company issued 800,000 shares of Common Stock to an Affiliate as partial consideration for the assignment of the PL #1160 Lease pursuant to the PL #1160 Agreement. In April 1996 the Company issued an additional 8,500 shares to this Affiliate in consideration of her agreement to extend the due date of $200,000 payable pursuant to the PL #1160 Lease Agreement. For a more complete description of the terms of the PL #1160 lease Agreement and certain related agreements between the Company and this Affiliate, see "Item 1. Business."

During 1995 certain officers and directors loaned the Company an aggregate of $101,677 which loans were non-interest bearing and payable on demand. In 1996, such officers and directors agreed to convert $96,000 of those loans into 40,000 shares of Common Stock at a conversion price of $2.40 per share.

In accordance with the Operating Agreement, the Company's principal stockholder, Noble, has agreed to serve as the operator of the Company's mining activities. The terms of the Operating Agreement are discussed in Item 1 "Business."

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

3.1         Certificate of Incorporation of the Registrant (1)
3.2 Certificate of Amendment dated June 23, 1989 to Certificate of Incorporation (1)
3.3 Certificate of Amendment dated June 1, 1995 to Certificate of Incorporation (1)
3.4         Certificate for Renewal and Revival of Charter dated June 1,
            1995 (1)
3.5         By-laws of the Registrant (1)
4.1         Form of Common Stock Certificate (1)
10.1        Agreement to Exchange Assets for Stock (1)
10.2        Operating Agreement (1)
10.3 Extension Agreement between the Registrant and Noble dated September 1, 1995 (1)
10.4 Second Extension Agreement between the Registrant and Noble dated April 30, 1996 (1)
10.5        Satisfaction of Debt with Stock-Noble Metal Group Incorporated (1)
10.6 Modification and Extension Agreement between Registrant and Noble dated July 1996 canceling $1,000,000 obligation and further extending date for payment of $954,500 in consideration for agreement to deliver 3,421 ounces of gold (1)
10.7 Agreement of Business Combination by Exchange of Assets for Stock Regarding Placer Lease #1160 between the Registrant and Dorothy Dennis (1)
10.8 Extension Agreement between the Registrant and Dorothy Dennis dated April 30, 1996 (1)
10.9        Satisfaction of Debt with Stock - Dorothy Dennis (1)
10.10       Satisfaction of Debt with Stock - E.D. Renyk (1)
10.11       Satisfaction of Debt with Stock - J.J. McIntyre (1)
10.12       Stock Option Program (1)
10.13       Stock Grant Program (1)
10.14       Employment Agreement of Edward D. Renyk (1)
10.15 Second Extension Agreement between Registrant and Dorothy Dennis dated October 1996 (1)
24.1        Consent of W.G.T. Consultants Ltd. (1)

----------
(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January   , 1998
                                            NAPTAU GOLD CORPORATION
                                            (Registrant)


                                            By: /s/ Edward D. Renyk
                                            -----------------------
                                            Edward D. Renyk, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature             Title                                  Date
     ---------             -----                                  ----

/s/ Edward D. Renyk        President, Director and             January   , 1998
-------------------        Principal Accounting Officer
Edward D. Renyk

/s/ John J. McIntyre       Director                            January   , 1998
--------------------
John J. McIntyre

/s/ Lloyd E. Mear          Director                            January   , 1998
-----------------
Lloyd E. Mear

/s/ Warren W. Gayle        Director                            January   , 1998
-------------------
Warren W. Gayle

/s/ Murray A. Braaten      Director                            January   , 1998
---------------------
Murray A. Braaten

                             NAPTAU GOLD CORPORATION


                                      INDEX


Reports of Independent Chartered Accountants.................................F-1

Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5

                              [LETTERHEAD OF KPMG]

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the balance sheets of Naptau Gold Corporation as at December 31, 1996 and 1995 and the statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in accordance with generally accepted accounting principles in the United States.


/s/ KPMG

Chartered Accountants


Vancouver, Canada

March 24, 1997


COMMENTS BY AUDITOR FOR U.S. READERS ON
CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1996 and 1995 and as described in note 1 of the consolidated financial statements. Our report to the shareholders dated March 24, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.


/s/ KPMG

Chartered Accountants


Vancouver, Canada

March 24, 1997

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                                                                 1996           1995
                                                                             -----------    -----------
Assets
Current asset:
     Cash                                                                    $        --    $     1,000
Mineral properties (note 3)                                                    2,988,850      2,374,726
Deferred financing costs                                                           9,090         40,000
                                                                             -----------    -----------
                                                                             $ 2,997,940    $ 2,415,726
                                                                             ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)                       $   157,183    $    45,000
     Contracts payable to related parties (note 3)                             1,494,830      2,154,500
     Loans payable to related parties (note 4)                                    12,770        101,697
                                                                             -----------    -----------
                                                                               1,664,783      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares (1995 - 6,700,000)                          6,934          6,700
          Additional paid-in capital (note 5)                                  1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                                 --            100
          Deficit                                                               (207,882)       (60,610)
                                                                             -----------    -----------
                                                                               1,333,157        114,529
Continuing operations (note 1)
Commitments and contingency (notes 3 and 6)
                                                                             -----------    -----------
                                                                             $ 2,997,940    $ 2,415,726
                                                                             ===========    ===========

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                         Years ended December 31,
                                                   -----------------------------------
                                                      1996         1995         1994
                                                   ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $  90,000    $  45,000    $      --
     Professional fees                                25,940       12,853           --
     Office and administrative                         1,332          757           --
     Stock grant program expense (note 5(c)(ii))          --          100           --
     Write-off of deferred financing costs            30,000           --           --
                                                   ---------    ---------    ---------
Loss for the year                                   (147,272)     (58,710)          --
Deficit, beginning of year                           (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------
Deficit, end of year                               $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========
Loss per share                                     $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                              Years ended December 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Cash generated from (used in):
Operations:
     Loss for the year                                $  (147,272)   $   (58,710)   $        --
     Add items not involving cash:
       Write-off of deferred financing costs               30,000             --             --
       Stock grant program expense                             --            100             --
     Changes in non-cash operating working capital:
       Accounts payable and accrued liabilities           112,183         45,000             --
                                                      -----------    -----------    -----------
                                                           (5,089)       (13,610)            --
Financing:
     Deferred financing costs recovered (incurred)            910        (40,000)            --
     Payment of contracts payable                              --        (45,500)            --
     Loans payable to related parties                       7,073        101,697             --
                                                      -----------    -----------    -----------
                                                            7,983         16,197             --
Investments:
     Mineral properties                                    (3,894)        (1,587)            --
                                                      -----------    -----------    -----------
Increase (decrease) in cash                           $    (1,000)   $     1,000    $        --
Cash, beginning of year                                     1,000             --             --
                                                      -----------    -----------    -----------
Cash, end of year                                     $        --    $     1,000    $        --
                                                      ===========    ===========    ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States dollars)

December 31, 1996

================================================================================

1.    Continuing operations:

            Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 18, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note
      3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 1996, the Company had a working capital deficiency of approximately $1,700,000. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

            The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

2.    Significant accounting policies:

            The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (a)   Mineral property interests:

            Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the fair value of common shares issued for mineral properties. Administrative expenditures are expensed in the period incurred.

            On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

            The amounts shown for mineral properties represent costs incurred to date and is not intended to reflect present or future values.

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 2
(expressed in United States dollars)

December 31, 1996

================================================================================

2.   Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year.

3.    Mineral properties:

===================================================================================
                                                               1996         1995
-----------------------------------------------------------------------------------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
         Placer Leases acquired from Noble (note 3(a))      $1,775,000   $1,775,000
         Placer Leases acquired from an affiliate of the
           Company (note 3(b))                                 200,800      200,800
-----------------------------------------------------------------------------------
                                                             1,975,800    1,975,800
    Deferred interest and financing costs:
         Paid or accrued to Noble (note 3(a))                  251,725           --
         Paid to an affiliate of the Company (note 3(b))        20,400           --
-----------------------------------------------------------------------------------
                                                               272,125           --
    Exploration and development expenditures:
         Incurred by Noble                                     735,445      397,339
         Incurred by the Company                                 5,480        1,587
-----------------------------------------------------------------------------------
                                                               740,925      398,926
-----------------------------------------------------------------------------------

                                                            $2,988,850   $2,374,726
===================================================================================

(a)  Placer Leases acquired from Noble:

            During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31,1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure "Act Bill of Sale Absolute" held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 3
(expressed in United States dollars)

December 31, 1996

================================================================================

3.    Mineral properties (continued):

            The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases, including the lease of certain equipment and facilities owned by Noble. These required payments have been accrued in contracts payable (see below). However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the estimated book value of the related assets in the accounts of Noble was charged against additional paid-in capital during 1995 (note 5). During 1996, this amount was reduced by $45,500 to reflect the actual book value of the related assets in the accounts of Noble at December 31, 1995. To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company's contracts payable.

            During 1996, the Company entered into an extension agreement with Noble with respect to its contract payable to Noble, whereby the Company issued 85,000 common shares to Noble at an agreed price of $2.40 per share and agreed to pay Noble 300 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any, to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996. The value ascribed to the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            The Company and Noble subsequently agreed to amend certain of the terms of the operating agreement originally entered into whereby the Company was obliged to pay $1,000,000 to Noble as consideration for entering into the operating agreement. The amending agreement cancelled the Company's obligation to pay $1,000,000 to Noble and the Company agreed to pay Noble 3,421 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any. Noble also granted the Company an extension to June 30, 1997 of the revised balance due of $954,500 as at December 31, 1995 in consideration for the Company agreeing to pay interest on such balance at a rate of 10% per annum. The Company reduced contracts payable and increased additional paid-in capital by $1,000,000 each during 1996 as a result of this amending agreement. The value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            In addition to funding future annual operating expenditures on the Placer Leases, the operating agreement provides that proceeds from production from the Placer Leases, if any, will be divided between the Company and Noble as follows:

            o for the first $1,000,000 of proceeds or 2,500 ounces of gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

            o for the next $1,000,000 of proceeds or 2,500 ounces of gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative proceeds in excess of $2,000,000 or 5,000 ounces of gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble.

      (b)   Placer Lease acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996 the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due dates for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100 ounces of gold from the Company's share of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate has not been accrued in these financial statements due to the uncertainty of ultimate payment. The Company issued the common shares subsequent to year-end.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 4
(expressed in United States dollars)

December 31, 1996

================================================================================

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At December 31, 1996, accounts payable and accrued liabilities include accruals totalling $135,000 (1995 - $40,000) for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

5.    Capital stock:

      (a)   Authorized:

                  During 1995, the Company increased the authorized capital
            stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 1,900 common shares were outstanding. The Company subsequently split the 1,900 common shares outstanding on a 10,000 new for 1 old basis. The number of shares issued as at December 31, 1994 have been restated to reflect this share split as if it had occurred on inception.

      (b)   Issued:

                  A continuity of the Company's issued and outstanding capital stock is as follows:

==============================================================================================================
                                                      Common shares
                                              -------------------------------    Additional
   Year     Consideration                           Number         Amount      Paid-in capital       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994 (note 5(a))            1,900,000     $     1,900     $         --     $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                          --              --       (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                        6,700,000     $     6,700     $    168,339     $    175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100                -              100
1996        On conversion of loans payable
              to related parties (note 4)            40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operating
              agreement with Noble (note 3(a))           --              --        1,000,000        1,000,000
1996        Increase in additional paid-in
              capital relating to operating
              agreements with Noble (note 3(a))          --              --           45,500           45,500
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        6,933,500     $     6,934     $  1,534,105     $  1,541,039
==============================================================================================================

                  On February 1, 1988, the Company issued 1,900 common shares in consideration for $1,400 cash and the contribution of organization costs of $500.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 5
(expressed in United States dollars)

December 31, 1996

================================================================================

5.    Capital stock (continued):

      (c)   Stock option plan and stock grant program:

            in June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

      (i)   Stock option plan:

            The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1996, no options were granted pursuant to this plan.

      (ii)  Stock grant program:

            The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan, which were issued in 1996. These shares were recorded during the period granted at their par value of $0.001 per share and have been presented as shares allotted but unissued as at December 31, 1995.

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 6
(expressed in United States dollars)

December 31, 1996

--------------------------------------------------------------------------------

7.    Income taxes:

            Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

            For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $222,000 arising in 1995 and 1996, are fully offset by a valuation allowance of the same amount.

8.    Supplementary cash flow information:

            The following non-cash financing and investing activities occurred during the period:

      ==========================================================================
                                                     Year end December 31,
                                             -----------------------------------
                                                1996         1995         1994
      --------------------------------------------------------------------------
      Expenditures on mineral properties
         by way of increase in contracts
         payable                             $  340,330   $       --   $      --

      Acquisition of mineral properties
         for contracts payable                       --    2,200,000          --

      Reduction of contracts payable on
         amendment of operating agreement
         with Noble and resulting increase
         in additional paid-in capital        1,000,000           --          --

      Issue of common shares:
         For mineral properties, net of
         reduction of additional paid-in
         capital relating to agreements
         with Noble                             269,900      173,139          --

      On settlement of loans payable
         to related parties                      96,000           --          --
      ==========================================================================

      The Company did not pay any interest or income taxes during the years ended December 31, 1996, 1995 or 1994.

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (formerly West Africa - American Lines, Inc.) (expressed in United States dollars)


                             March 31, 1996



Prepared by NAPTAU GOLD CORPORATION

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements
(expressed in United States dollars)

March 31, 1996
--------------------------------------------------------------------------------

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

March 31, 1996
--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.


3.    Mineral properties:

      Placer Leases, Cariboo Mining Division, British Columbia:       1996         1995
      Acquisition costs:
            Placer Leases acquired from Noble                     $1,775,000    1,775,000
            Placer Leases acquired from a director of Noble          200,800      200,800
                                                                  ----------    ---------
                                                                   1,975,800    1,975,800

      Exploration and development expenditures:
            Incurred by Noble                                        465,723      397,339
            Incurred by the Company                                    1,587        1,587
                                                                  ----------    ---------
                                                                     467,310      398,926
                                                                  ----------    ---------
                                                                  $2,443,110    2,374,726
                                                                  ==========    =========

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

March 31, 1996
--------------------------------------------------------------------------------

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

March 31, 1996
--------------------------------------------------------------------------------

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers which are non-interest bearing and due on demand. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At December 31, 1995, accounts payable and accrued liabilities consist of accruals for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

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

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock from incorporation on January 18, 1988 is as follows:

                                                    Common shares            Additional
                                             -------------------------         Paid-in
Year        Consideration                      Number          Amount          capital             Total
----        -----------------------------     ---------     ----------    -------------     -------------
1988        Cash and contribution of
            organization costs of $500              190     $    1,900    $          --     $       1,900
                                              ---------     ----------    -------------     -------------

Balance, December 31, 1994                          190          1,900                              1,900

1995        Share split on a 10,000
              new for 1 old basis             1,899,810
                                              ---------     ----------    -------------     -------------
                                              1,900,000          1,900                              1,900
1995        Mineral properties (note 3)       4,000,000          4,000        1,771,000         1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3)                                                 (1,602,661)       (1,602,661)
1995        Mineral properties (note 3)         800,000            800                                800
                                              ---------     ----------    -------------     -------------

Balance, December 31, 1995                    6,700,000     $    6,700    $     168,339     $     175,039
                                              =========     ==========    =============     =============

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 5
(expressed in United States dollars)

March 31, 1996
--------------------------------------------------------------------------------

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

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31, 1995, a total of 100,000 shares had been granted to five directors pursuant to this plan, however the shares were not issued until subsequent to year-end. These shares were recorded during the period granted at their par value of $0.001 per share and have been presented as shares allotted but unissued.


6     Commitments:

      On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year. The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 6
(expressed in United States dollars)

March 31, 1996
--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company adopted the provisions of SFAS 109 effective January 1, 1995, however, there were no material deferred income tax assets or liabilities at that time,

      At December 31, 1995, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily loss carry forwards of approximately $110,000 arising in 1995, are fully offset by a valuation allowance of the same amount.

      The Company did not pay any interest or income taxes during the years ended December 31, 1995, 1994 or 1993.

8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                                                       Year end December 31,
                                                           ---------------------------------------------
                                                               1995            1994             1993
                                                           -------------   -------------   -------------
Issue of common shares for mineral properties,
  net of reduction in additional paid-in capital
  relating to operating agreements with Noble              $     173,139   $          --   $          --


Contracts payable for mineral properties                       2,200,000              --              --
                                                           =============   =============   =============

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
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director

________________________________ Director

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
                                                         =========    =========    =========    =========    =========

Loss per share                                           $   (0.01)   $   (0.01)   $    (0.0)   $            $
                                                         =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                Three months
                                                    Inception to    ended             Years ended December 31,
                                                      March 31,    March 31,    ----------------------------------
                                                        1996         1996         1995         1994        1993
                                                      ---------    ---------    ---------    ---------   ---------
Cash generated from (used in):

Operations:
     Loss for the period                              $ (82,270)   $ (23,560)   $ (58,710)   $      --   $      --
     Stock grant program expense,
     an item not involving cash                             100                       100           --          --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties             67,500       22,500       45,000           --          --
                                                      ---------    ---------    ---------    ---------   ---------
                                                        (14,670)      (1,060)     (13,610)          --          --

Financing:
     Deferred financing costs                           (45,000)      (5,000)     (40,000)          --          --
     Payment of contracts payable                        22,884       68,384      (45,500)
     Loans payable to related parties                   107,757        6,060      101,697
                                                      ---------    ---------    ---------    ---------   ---------
                                                         85,641       69,444       16,197           --          --

Investing activities:
     Mineral properties                                 (69,971)     (68,384)      (1,587)          --          --
                                                      ---------    ---------    ---------    ---------   ---------
Increase in cash                                      $   1,000    $      --    $   1,000    $      --   $      --
Cash, beginning of period                                    --        1,000           --           --          --
                                                      ---------    ---------    ---------    ---------   ---------
Cash, end of period                                   $   1,000    $   1,000    $   1,000    $      --   $      --
                                                      =========    =========    =========    =========   =========

See accompanying notes to financial statements.

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (expressed in United States dollars)


                             Three months ended March 31, 1997


Prepared by NAPTAU GOLD CORPORATION

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

1.    Continuing operations:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 1997, the Company had a working capital deficiency of approximately $1,700,000, a significant portion which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

2.    Significant accounting policies:

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (a)   Mineral property interests:

            Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the fair value of common shares issued for mineral properties. Administrative expenditures are expensed in the period incurred.

            On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

            The amounts shown for mineral properties represent costs incurred to date and is not intended to reflect present or future values.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year

3.    Mineral properties:

                                                             March 31,         December 31,
                                                               1997         1996         1995
                                                            ----------   ----------    ---------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
         Placer Leases acquired from Noble (note 3(a))      $1,775,000   $1,775,000   $1,775,000
         Placer Leases acquired from an affiliate of the
              Company (note 3(b))                              200,800      200,800      200,800
                                                            ----------   ----------   ----------
                                                             1,975,800    1,975,800    1,975,800
    Deferred interest and financing costs:
         Paid or accrued to Noble (note 3(a))                  251,725      251,725           --
         Paid to an affiliate of the Company (note 3(b))        20,400       20,400           --
                                                            ----------   ----------   ----------
                                                               272,125      272,125           --
    Exploration and development expenditures:
         Incurred by Noble                                     735,445      735,445      397,339
         Incurred by the Company                                 5,480        5,480        1,587
                                                            ----------   ----------   ----------
                                                               740,925      740,925      398,926
                                                            ----------   ----------   ----------

                                                            $2,988,850   $2,988,850   $2,374,726
                                                            ==========   ==========   ==========

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

3.    Mineral properties (continued):

      (a)   Placer Leases acquired from Noble:

            During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31,1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act "Bill of Sale Absolute" held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

            The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases, including the lease of certain equipment and facilities owned by Noble. These required payments have been accrued in contracts payable (See below). However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the estimated book value of the related assets in the accounts of Noble was charged against additional paid-in capital during 1995 (note 5). During 1996, this amount was reduced by $45,500 to reflect the actual book value of the related assets in the accounts of Noble at December 31, 1995. To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company s contracts payable.

            During 1996, the Company entered into an extension agreement with Noble with respect to its contract payable to Noble, whereby the Company issued 85,000 common shares to Noble at an agreed price of $2.40 per share and agreed to pay Noble 300 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any, to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996. The value ascribed to the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            The Company and Noble subsequently agreed to amend certain of the terms of the operating agreement originally entered into whereby the Company was obliged to pay $1,000,000 to Noble as consideration for entering into the operating agreement. The amending agreement cancelled the Company's obligation to pay $1,000,000 to Noble and the Company agreed to pay Noble 3,421 ounces of gold from the Company's share of gold produced from mining operations on its

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

            placer mining leases, if any. Noble also granted the Company an extension to June 30, 1997 of the revised balance due of $954,500 as at December 31, 1995 in consideration for the Company agreeing to pay interest on such balance at a rate of 10% per annum. The Company reduced contracts payable and increased additional paid-in capital by $1,000,000 each during 1996 as a result of this amending agreement. The Value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            In addition to funding future annual operating expenditures on the Placer Leases, the operating agreement provides that the proceeds from production from the Placer Leases, if any, will be divided between the Company and Noble as follows:

            o for the first $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

            o for the next $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble.

      (b)  Placer Lease acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996 the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100 ounces of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate has not been accrued in these financial statements due to the uncertainty of ultimate payment.

4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers are non-interest bearing and have no specific terms of repayment. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At March 31, 1997, accounts payable and accrued liabilities include accruals totaling $157,500 (1996 - $90,000, 1995 - $45,000) for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

5.    Capital stock:

      (a)   Authorized:

            During 1995, the Company increased the authorized capital stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 1,900 common shares were outstanding. The Company subsequently split the 1,900 common shares outstanding on a 10,000 new for 1 old basis. The number of shares issued as at December 31, 1994 have been restated to reflect this share split as if it had occurred on inception.

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

                                                       Common shares
                                                ---------------------------      Additional
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
Balance, December 31, 1994 (note 5(a))            1,900,000     $     1,900     $                $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                                                   (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
                                                -----------     -----------     ------------     ------------

Balance, December 31, 1995                        6,700,000           6,700          168,339          175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100                -              100
1996        On conversion of loans payable
              to related parties(note 4)             40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                     1,000,000        1,000,000
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                        45,500           45,500
                                                -----------     -----------     ------------     ------------
Balance, December 31, 1996 and
    March 31, 1997                                6,933,500     $     6,934     $  1,534,105     $  1,541,039
                                                ===========     ===========     ============     ============

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

5.    Capital stock: (continued)

      (c)   Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)  Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of March 31, 1997, no options were granted pursuant to this plan.

            (ii) Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31, 1995, a total of 100,000 shares had been granted to five directors pursuant to this plan which were issued during in 1996. These shares were recorded during the period granted at their par value of $0.001 per share and were presented as shares allotted but unissued as at December 31, 1995.

6.    Commitments:

      On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

March 31, 1997
--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $222,000 arising in 1995 and l996, are fully offset by a valuation allowance of the same amount.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                      Inception to  Three months         Year end December 31,
                                        March 31,   to March 31,  -----------------------------------
                                          1997         1997         1996         1995         1994
                                       ----------   ----------    ---------   ----------   ----------
 Expenditures on mineral properties
   by way of increase in contracts
   payable                             $  340,330   $        0   $  340,330   $        0   $        0

 Acquisition of mineral properties
   for contracts payable                2,200,000                              2,200,000

Reduction of contracts payable on
   amendment of operating agreement
   with Noble and resulting increase
   in additional paid-in capital        1,000,000                 1,000,000

Issue of common shares:  For
   mineral properties, net of
   reduction of additional paid-in
   capital relating to agreements
   with Noble                             443,039                   269,900      173,139

   On settlement of loans payable
   to related parties                      96,000                    96,000

     The Company did not pay any interest or income taxes during the periods ended December 31, 1996, 1995 or 1994.

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                                       December 31,
                                                                 March 31,     --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
      Cash                                                      $        --    $        --    $     1,000
Mineral properties (note 3)                                       2,988,850      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                  9,191          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 2,998,041    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities (note 4)         $   183,280    $   157,183    $    45,000
      Contracts payable (note 3)                                  1,494,831      1,494,831      2,154,500
      Loans payable to related parties (note 4)                      13,370         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  1,691,480      1,664,784      2,301,197
Shareholders' equity:
      Capital stock (note 5):
            Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,700,000 common shares                                6,934          6,934          6,700
            Additional paid-in capital (note 5)                   1,534,105      1,534,105        168,339
            Shares alloted but unissued (note 5(c)(ii))                  --             --            100
            Deficit                                                (234,478)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,306,561      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 2,998,041    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director


________________________________ Director

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (formerly West Africa - American Lines, Inc.) (expressed in United States dollars)


                             Six months ended June 30, 1996 and years ended December 31, 1995 and 1994



Prepared by NAPTAU GOLD CORPORATION

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

June 30, 1996
--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.


3.    Mineral properties:

                                                             June 30,   December 31,
                                                               1996         1995
                                                            ----------   ----------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
         Placer Leases acquired from Noble                  $1,775,000   $1,775,000
         Placer Leases acquired from a director of Noble       200,800      200,800
         Placer Leases staked by Naptau                            889           --
                                                            ----------   ----------
                                                             1,976,689    1,975,800

    Exploration and development expenditures:
         Incurred by Noble                                     794,912      397,339
         Incurred by the Company                                 1,587        1,587
                                                            ----------   ----------
                                                               796,499       98,926
                                                            ----------   ----------

                                                            $2,773,188    2,374,726
                                                            ==========    =========

      During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31, 1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act Bill of Sale Absolute held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 3
(expressed in United States dollars)

June 30, 1996
--------------------------------------------------------------------------------

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

      During this Quarter the Company completed extension agreements with each of Noble and the Director with respect to the contracts payable, whereby the Company issued 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 and October 12, 1996 respecitvey for the initial amounts outstanding under the contracts payable.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 4
(expressed in United States dollars)

June 30, 1996

--------------------------------------------------------------------------------

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

      (c) The agreement to pay the balance of $954,500 for the 1995 exploration and development expenditures was extended to June 30, 1997.


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

June 30, 1996

--------------------------------------------------------------------------------

5.    Capital stock: (continued)

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

                                                       Common shares             Additional
                                                ---------------------------
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
1988        Cash and contribution of
              organization costs of $500                190     $     1,900     $         --     $      1,900
                                                ===========     ===========     ============     ============

Balance December 31, 1994                               190           1,900                             1,900

1995       Share split on a 10,000
              new for 1 old basis                 1,899,810
                                                -----------     -----------     ------------     ------------
                                                  1,900,000           1,900                             1,900
1995        Mineral properties (note 3)           4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3)                                                      (1,602,661)      (1,602,661)
1995        Mineral properties (note 3)             800,000             800                               800
                                                ===========     ===========     ============     ============


Balance, December 31, 1995                        6,700,000     $     6,700     $    168,339     $    175,039

1996        Services under stock grant
               program (note 5(c)(ii))              100,000             100               --              100
1996        On conversion of
              loans payable to
              related parties
              (note 4)                               40,000              40           95,960           96,000
1996        Mineral properties (note 3)              93,500              94          224,306          224,400
                                                -----------     -----------     ------------     ------------

Balance, June 30, 1996                            6,933,500     $     6,934     $    488,605     $    495,539
                                                ===========     ===========     ============     ============

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 6
(expressed in United States dollars)

June 30, 1996

--------------------------------------------------------------------------------

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


6.    Commitments:

      On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year. The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 7
(expressed in United States dollars)

June 30, 1996

--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company adopted the provisions of SFAS 109 effective January 1,1995, however, there were no material deferred income tax assets or liabilities at that time,

      At December 31,1995, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily loss carry forwards of approximately $110,000 arising in l995, are fully offset by a valuation allowance of the same amount.

      The Company did not pay any interest or income taxes during the periods ended December 31, 1995, 1994 or 1993.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                       Inception to    Six months
                                         June 30,      to June 30,           Year end December 31,
                                          1996           1996           1995          1994          1993
                                       -----------    -----------    -----------    ----------   -----------
Financing activities
    Issue of common shares:
        for mineral properties, net
        of reduction in additional
        paid in capital relating to
        operating agreements with
        Noble                          $   173,139    $        --    $   173,139    $       --   $        --

        on conversion of loans
        payable to related parties          96,000         96,000


    Loans payable to related parties       (96,000)       (96,000)


    Contracts payable                    2,597,572        397,572      2,200,000            --            --
                                       -----------    -----------    -----------    ----------   -----------

                                       $ 2,772,298        397,572    $2,373,139                  $        --
                                       ===========    ===========    ===========    ==========   ===========
Investing activities:

    Mineral properties                 ($2,772,298)   ($  397,572)   ($2,373,139)                $        --
                                       -----------    -----------    -----------    ----------   -----------

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                  June 30,            December 31,
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
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director


________________________________ Director

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                         Six months
                                                          Inception to     ended
                                                             June 30      June 30           Years ended December 31,
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

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Six months
                                                     Inception to    ended
                                                       June 30,     June 30,          Years ended December 31,
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

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (expressed in United States dollars)


                             Six months ended June 30, 1997



Prepared by NAPTAU GOLD CORPORATION

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

1.    Continuing operations:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 1997, the Company had a working capital deficiency of approximately $2,100,000, a significant portion which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.


2.    Significant accounting policies:

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (a)   Mineral property interests:

            Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the fair value of common shares issued for mineral properties. Administrative expenditures are expensed in the period incurred.

            On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

            The amounts shown for mineral properties represent costs incurred to date and is not intended to reflect present or future values.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year


3.    Mineral properties:

                                                             June 30           December 31,
                                                               1997         1996         1995
                                                            ----------   ----------   ----------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
    Placer Leases acquired from Noble (note 3(a))           $1,775,000   $1,775,000   $1,775,000
         Placer Leases acquired from an affiliate of the
              Company (note 3(b))                              200,800      200,800      200,800
                                                            ----------   ----------   ----------
                                                             1,975,800    1,975,800    1,975,800
    Deferred interest and financing costs:
         Paid or accrued to Noble (note 3(a))                  251,725      251,725           --
         Paid to an affiliate of the Company (note 3(b))        20,400       20,400           --
                                                            ----------   ----------   ----------
                                                               272,125      272,125           --
    Exploration and development expenditures:
    Incurred by Noble                                        1,139,303      735,445      397,339
         Incurred by the Company                                 5,480        5,480        1,587
                                                            ----------   ----------   ----------
                                                             1,144,783      740,925      398,926
                                                            ----------   ----------   ----------

                                                            $3,392,708   $2,988,850    2,374,726
                                                            ==========   ==========   ==========

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

3.    Mineral properties (continued):

      (a)   Placer Leases acquired from Noble:

            During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31,1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act "Bill of Sale Absolute" held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

            The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases, including the lease of certain equipment and facilities owned by Noble. These required payments have been accrued in contracts payable (See below). However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the estimated book value of the related assets in the accounts of Noble was charged against additional paid-in capital during 1995 (note 5). During 1996, this amount was reduced by $45,500 to reflect the actual book value of the related assets in the accounts of Noble at December 31, 1995. To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company s contracts payable.

            During 1996, the Company entered into an extension agreement with Noble with respect to its contract payable to Noble, whereby the Company issued 85,000 common shares to Noble at an agreed price of $2.40 per share and agreed to pay Noble 300 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any, to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996. The value ascribed to the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            The Company and Noble subsequently agreed to amend certain of the terms of the operating agreement originally entered into whereby the Company was obliged to pay $1,000,000 to Noble as consideration for entering into the operating agreement. The amending agreement cancelled the Company's obligation to pay $1,000,000 to Noble and the Company agreed to pay Noble 3,421 ounces of gold from the Company's share of gold produced from mining operations on its

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

            placer mining leases, if any. Noble also granted the Company an extension to June 30, 1997 of the revised balance due of $954,500 as at December 31, 1995 in consideration for the Company agreeing to pay interest on such balance at a rate of 10% per annum. The Company reduced contracts payable and increased additional paid-in capital by $1,000,000 each during 1996 as a result of this amending agreement. The Value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            In addition to funding future annual operating expenditures on the Placer Leases, the operating agreement provides that the proceeds from production from the Placer Leases, if any, will be divided between the Company and Noble as follows:

            o for the first $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

            o for the next $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble.

      (b)   Placer Lease acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996 the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100 ounces of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate has not been accrued in these financial statements due to the uncertainty of ultimate payment.


4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers are non-interest bearing and have no specific terms of repayment. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At June 30,1997, accounts payable and accrued liabilities include accruals totaling $180,000 (1996 - $90,000, 1995 - $45,000) for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

5.    Capital stock:

      (a)   Authorized:

            During 1995, the Company increased the authorized capital stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 1,900 common shares were outstanding. The Company subsequently split the 1,900 common shares outstanding on a 10,000 new for 1 old basis. The number of shares issued as at December 31, 1994 have been restated to reflect this share split as if it had occurred on inception.

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

                                                       Common shares             Additional
                                                ---------------------------
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
Balance December 31, 1994 (note 5(a))             1,900,000     $     1,900     $                $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                                                   (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
                                                -----------     -----------     ------------     ------------

Balance, December 31, 1995                        6,700,000           6,700          168,339          175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100                -              100
1996        On conversion of loans payable
              to related parties(note 4)             40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                     1,000,000        1,000,000
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                        45,500           45,500
                                                -----------     -----------     ------------     ------------
Balance, December 31, 1996 and June
  30, 1997                                        6,933,500           6,934        1,534,105        1,541,039
                                                ===========     ===========     ============     ============

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

5.    Capital stock: (continued)

      (c)   Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)  Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of June 30, 1997, no options were granted pursuant to this plan.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan which were recorded during the period granted at their par value of $0.001 per share. These shares were issued in 1996.


6.    Commitments:

      On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $222,000 arising in 1995 and l996, are fully offset by a valuation allowance of the same amount.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                     Inception to   Six months to
                                         June 30,     June 30,          Year end December 31,
                                           1997         1997         1996         1995        1994
                                        ---------    ---------    ---------    ---------    ---------
 Expenditures on mineral properties
   by way of increase in contracts
   payable                              $ 744,189    $ 403,859    $ 340,330    $      --    $      --

 Acquisition of mineral properties
   for contracts payable                2,200,000           --           --    2,200,000           --

Reduction of contracts payable on
   amendment of operating agreement
   with Noble and resulting increase
   in additional paid-in capital        1,000,000           --    1,000,000           --           --

Issue of common shares:  For
   mineral properties, net of
   reduction of additional paid-in
   capital relating to agreements
   with Noble                             443,039           --      269,900      173,139           --

   On settlement of loans payable
   to related parties                      96,000           --       96,000           --           --
                                        =========    =========    =========    =========    =========

      The Company did not pay any interest or income taxes during the periods ended December 31, 1996, 1995 or 1994.

                                                                    DO NOT PRINT

Calculation of Loss per Share
  Shares outstanding from beginning of period    6,700,000     6,700,000     6,700,000     6,700,000     6,700,000
                                                 ---------     ---------     ---------     ---------     ---------
  Shares issued:
    May/96                                         233,500            --       233,500            --            --
      Weighted Average
        Total months                                    18            18            12             6             6
         Months issued                                  14            14             8             2             2
                                                 ---------     ---------     ---------     ---------     ---------
                                                   181,611            --       155,667            --            --
                                                 ---------     ---------     ---------     ---------     ---------
Weighted average # of shares o/s for period      6,881,611     6,700,000     6,855,667     6,700,000     6,700,000

Earnings/(loss) for period                        (265,040)      (59,058)     (147,272)      (58,710)           --
                                                 ---------     ---------     ---------     ---------     ---------
Weighted Earnings Per Share                     $    (0.04)   $    (0.01)   $    (0.02)   $    (0.01)   $       --
                                                 =========     =========     =========     =========     =========

DO NOT TYPE

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Six Months
                                                     Inception to     ended
                                                       June 30       June 30          Years ended December 31,
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):

Operations:
     Loss for the period                               (265,040)   $ (59,058)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000       30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties            221,443       64,260      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (13,497)       5,202       (5,089)     (13,610)          --

Financing:
     Deferred financing costs recovered (incurred)      (45,494)      (6,404)         910      (40,000)          --
     Changes in contracts payable                       358,360      403,860           --      (45,500)          --
     Loans payable to related parties                   109,970        1,200        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        422,837      398,657        7,983       16,197           --

Investing activities:
     Mineral properties                                (409,340)    (403,859)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $       0    $      (0)   $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $       0    $       0    $      (0)   $   1,000    $      --
                                                      =========    =========    =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Six Months
                                                 Inception to      ended
                                                    June 30       June 30          Years ended December 31,
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 180,000    $  45,000    $  90,000    $  45,000    $      --
     Professional fees                                52,399       13,606       25,940       12,853           --
     Office and administrative                         2,089           --        1,332          757           --
     Interest                                            452          452           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
Loss for the period                                 (265,040)     (59,058)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
Deficit, end of period                             $(266,940)   $(266,940)   $(207,882)   $ (60,610)   $  (1,900)
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                  June 30             December 31,
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,392,708      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 15,495          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,408,203    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:

     Accounts payable and accrued liabilities (note 4)          $   221,445    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,898,690      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       13,970         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,134,105      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (266,940)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,274,098      1,333,157        114,529

Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                $ 3,408,203    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director


________________________________ Director

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (expressed in United States dollars)


                             Nine months ended September 30, 1996, and Years ended December 31, 1995 and 1994



Prepared by NAPTAU GOLD CORPORATION

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.


3.    Mineral properties:

                                                               1996         1995
                                                            ----------   ----------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
    Placer Leases acquired from Noble                       $1,775,000   $1,775,000
         Placer Leases acquired from a director of Noble       200,800      200,800
         Placer Leases staked by Naptau                            889           --
                                                            ----------   ----------
                                                             1,976,689    1,975,800

    Exploration and development expenditures:
    Incurred by Noble                                        1,010,574      397,339
         Incurred by the Company                                 1,587        1,587
                                                            ----------   ----------
                                                             1,012,161       98,926
                                                            ----------   ----------

                                                            $2,989,850    2,374,726
                                                            ==========    =========

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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

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

      In April, 1996 the Company completed extension agreements with each of Noble and an Affiliate with respect to the contracts payable, whereby the Company issued 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 and October 12, 1996 respecitvey for the initial amounts outstanding under the contracts payable.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

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

      (c) The agreement to pay the balance of $954,500 plus interest at 10% per annum payable semi-annually for the 1995 exploration and development expenditures was extended to June 30, 1997.


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

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

5.    Capital stock: (continued)

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

                                                       Common shares             Additional
                                                ---------------------------
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
1988        Cash and contribution of
              organization costs of $500                190     $     1,900     $         --     $      1,900
                                                ===========     ===========     ============     ============

Balance December 31, 1994                               190           1,900                             1,900

1995        Share split on a 10,000
              new for 1 old basis                 1,899,810
                                                -----------     -----------     ------------     ------------
                                                  1,900,000           1,900                             1,900

1995        Mineral properties (note 3)           4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3)                                                      (1,602,661)      (1,602,661)
1995        Mineral properties (note 3)             800,000             800                               800
                                                ===========     ===========     ============     ============
                                                                                $
Balance, December 31, 1995                        6,700,000           6,700     $    168,339     $    175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100               --              100
1996        On conversion of loans
              payable to related parties
              (note 4)                               40,000              40           95,960           96,000
1996        Mineral properties (note 3)              93,500              94          224,306          224,400

1996        Increase in additional
              paid-in captial resulting
              from admendment to operation
              agreement with Noble (note 3)                                        1,000,000        1,000,000
                                                -----------     -----------     ------------     ------------

Balance, September 30, 1996                       6,933,500     $     6,934     $  1,488,605     $  1,495,539
                                                ===========     ===========     ============     ============

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

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


6.    Commitments:

      On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year. The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1996

--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company adopted the provisions of SFAS 109 effective January 1,1995, however, there were no material deferred income tax assets or liabilities at that time,

      At December 31,1995, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily loss carry forwards of approximately $110,000 arising in l995, are fully offset by a valuation allowance of the same amount.

      The Company did not pay any interest or income taxes during the periods ended December 31, 1995, 1994 or 1993.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                       Inception to  Nine months to
                                       September 30,  September 30,             Year end December 31,
                                           1996           1996           1995           1994           1993
                                       -----------    -----------    -----------    -----------    -----------
Financing activities
    Issue of common shares:
        for mineral properties, net
        of reduction in additional
        paid in capital relating to
        operating agreements with
        Noble                          $ 1,173,139    $ 1,000,000    $   173,139    $        --    $        --

        on conversion of loans
        payable to related parties          96,000         96,000


    Loans payable to related parties       (96,000)       (96,000)


    Contracts payable                    1,813,234       (386,766)     2,200,000             --             --
                                       -----------    -----------    -----------    -----------    -----------
                                       $ 2,986,373        610,234    $ 2,373,139    $        --    $        --
                                       ===========    ===========    ===========    ===========    ===========
Investing activities:
    Mineral properties                 ($2,986,373)   ($  610,234)   ($2,373,139)                  $        --
                                       -----------    -----------    -----------    -----------    -----------

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                               September 30,          December 31,
                                                                               --------------------------
                                                                    1996           1995           1994
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $     1,000    $        --
Mineral properties (note 3)                                       2,988,850      2,374,726             --
Deferred financing costs                                            259,764         40,000             --
                                                                -----------    -----------    -----------
                                                                $ 3,248,614    $ 2,415,726    $        --
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   117,960    $    45,000    $        --
     Contracts payable (note 3)                                   1,767,734      2,154,500             --
     Loans payable to related parties (note 4)                       11,970        101,697             --
                                                                -----------    -----------    -----------
                                                                  1,897,664      2,301,197             --
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,700,000 common shares                                6,934          6,700          1,900
          Additional paid-in capital (note 5)                     1,488,606        168,339             --
          Shares alloted but unissued (note 5(c)(ii))                    --            100             --
          Deficit                                                  (144,589)       (60,610)        (1,900)
                                                                -----------    -----------    -----------
                                                                  1,350,950        114,529             --
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))

                                                                $ 3,248,614    $ 2,415,726    $        --
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director


________________________________ Director

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to     ended
                                                 September 30,  September 30,      Years ended December 31,
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

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                     Nine Months
                                                      Inception to      ended
                                                      September 30, September 30,           Years ended December 31,
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
                                                      ===========    ===========    ===========    ===========   ===========

See accompanying notes to financial statements

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (expressed in United States dollars)


                             Nine months ended September 30, 1997



Prepared by NAPTAU GOLD CORPORATION

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

1.    Continuing operations:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 1997, the Company had a working capital deficiency of approximately $2,200,000 including approximately $1,952,000 due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.


2.    Significant accounting policies:

      The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (a)   Mineral property interests:

            Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the fair value of common shares issued for mineral properties. Administrative expenditures are expensed in the period incurred.

            On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

            The amounts shown for mineral properties represent costs incurred to date and is not intended to reflect present or future values.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (b)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year


3.    Mineral properties:

                                                           September 30        December 31,
                                                               1997         1996         1995
                                                            ----------   ----------    ---------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
    Placer Leases acquired from Noble (note 3(a))           $1,775,000   $1,775,000   $1,775,000
         Placer Leases acquired from an affiliate of the
              Company (note 3(b))                              200,800      200,800      200,800
                                                            ----------   ----------    ---------
                                                             1,975,800    1,975,800    1,975,800
    Deferred interest and financing costs:
         Paid or accrued to Noble (note 3(a))                  251,725      251,725           --
         Paid to an affiliate of the Company (note 3(b))        20,400       20,400           --
                                                            ----------   ----------    ---------
                                                               272,125      272,125           --
    Exploration and development expenditures:
    Incurred by Noble                                        1,094,008      735,445      397,339
         Incurred by the Company                                 5,480        5,480        1,587
                                                            ----------   ----------    ---------
                                                             1,099,487      740,925      398,926
                                                            ----------   ----------    ---------

                                                            $3,347,412   $2,988,850    2,374,726
                                                            ==========   ==========    =========

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

3.    Mineral properties (continued):

      (a)   Placer Leases acquired from Noble:

            During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31,1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act "Bill of Sale Absolute" held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name.

            The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases, including the lease of certain equipment and facilities owned by Noble. These required payments have been accrued in contracts payable (See below). However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the estimated book value of the related assets in the accounts of Noble was charged against additional paid-in capital during 1995 (note 5). During 1996, this amount was reduced by $45,500 to reflect the actual book value of the related assets in the accounts of Noble at December 31, 1995. To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company s contracts payable.

            During 1996, the Company entered into an extension agreement with Noble with respect to its contract payable to Noble, whereby the Company issued 85,000 common shares to Noble at an agreed price of $2.40 per share and agreed to pay Noble 300 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any, to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996. The value ascribed to the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            The Company and Noble subsequently agreed to amend certain of the terms of the operating agreement originally entered into whereby the Company was obliged to pay $1,000,000 to Noble as consideration for entering into the operating agreement. The amending agreement cancelled the Company's obligation to pay $1,000,000 to Noble and the Company agreed to pay Noble 4,561 ounces of gold from the Company's share of gold produced from mining operations on its

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

            placer mining leases, if any. Noble also granted the Company an extension to December 31, 1998 of the revised balance due of $954,500 as at December 31, 1995 in consideration for the Company agreeing to pay interest on such balance at a rate of 10% per annum to June 30, 1997 and 12% per annum thereafter. The Company reduced contracts payable and increased additional paid-in capital by $1,000,000 each during 1996 as a result of this amending agreement. The Value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            In addition to funding future annual operating expenditures on the Placer Leases, the operating agreement provides that the proceeds from production from the Placer Leases, if any, will be divided between the Company and Noble as follows:

            o for the first $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

            o for the next $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble.

      (b)   Placer Lease acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996 the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100 ounces of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate has not been accrued in these financial statements due to the uncertainty of ultimate payment.


4.    Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers are non-interest bearing and have no specific terms of repayment. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At June 30,1997, accounts payable and accrued liabilities include accruals totaling $205,000 (1996 - $90,000, 1995 - $45,000) for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

5.    Capital stock:

      (a)   Authorized:

            During 1995, the Company increased the authorized capital stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 1,900 common shares were outstanding. The Company subsequently split the 1,900 common shares outstanding on a 10,000 new for 1 old basis. The number of shares issued as at December 31, 1994 have been restated to reflect this share split as if it had occurred on inception.

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

                                                       Common shares             Additional
                                                ---------------------------
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
Balance December 31, 1994 (note 5(a))             1,900,000           1,900     $                $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                                                   (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
                                                ===========     ===========     ============     ============

Balance, December 31, 1995                        6,700,000           6,700          168,339          175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100               --              100
1996        On conversion of loans payable
              to related parties(note 4)             40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                     1,000,000        1,000,000
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                        45,500           45,500
                                                -----------     -----------     ------------     ------------
Balance, December 31, 1996 and
  September 30, 1997                              6,933,500     $     6,934     $  1,534,105        1,541,039
                                                ===========     ===========     ============     ============

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

5.    Capital stock: (continued)

      (c)   Stock option plan and stock grant program:

            In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)  Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees or consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of September 30, 1997, no options were granted pursuant to this plan.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan which were recorded during the period granted at their par value of $0.001 per share. These shares were issued in 1996.


6.    Commitments:

      On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States Dollars)

September 30, 1997

--------------------------------------------------------------------------------

7.    Income taxes:

      Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $222,000 arising in 1995 and l996, are fully offset by a valuation allowance of the same amount.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                                   Nine months
                                     Inception to  to September
                                     September 30,      30,            Year end December 31,
                                          1997         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
 Expenditures on mineral properties
   by way of increase in contracts
   payable                             $  698,894   $  358,564   $  340,330   $       --   $       --

 Acquisition of mineral properties
   for contracts payable                2,200,000           --           --    2,200,000           --

Reduction of contracts payable on
   amendment of operating agreement
   with Noble and resulting increase
   in additional paid-in capital        1,000,000           --    1,000,000           --           --

Issue of common shares:  For
   mineral properties, net of
   reduction of additional paid-in
   capital relating to agreements
   with Noble                             443,039           --      269,900      173,139           --

   On settlement of loans payable
   to related parties                      96,000           --       96,000           --           --
                                       ==========   ==========   ==========   ==========   ==========

      The Company did not pay any interest or income taxes during the periods ended December 31, 1996, 1995 or 1994.

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Nine Months
                                                     Inception to     ended
                                                     September 30  September 30      Years ended December 31,
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):
Operations:
     Loss for the period                              $(291,740)   $ (85,758)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000       30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties            246,883       89,700      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (14,757)       3,942       (5,089)     (13,610)          --
Financing:
     Deferred financing costs recovered (incurred)     (129,224)     (90,134)         910      (40,000)          --
     Changes in contracts payable                       395,242      440,742           --      (45,500)          --
     Loans payable to related parties                   112,782        4,012        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        378,800      354,620        7,983       16,197           --

Investing activities:
     Mineral properties                                (364,044)    (358,563)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $      (0)   $       0    $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $      (0)   $      (0)   $      (0)   $   1,000    $      --
                                                      =========    =========    =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to      ended
                                                 September 30   September 30      Years ended December 31,
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 202,500    $  67,500    $  90,000    $  45,000    $      --
     Professional fees                                52,999       14,206       25,940       12,853           --
     Office and administrative                         4,899        2,810        1,332          757           --
     Interest                                          1,241        1,241           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (291,740)     (85,758)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------
Deficit, end of period                             $(293,640)   $(293,640)   $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========    =========    =========
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                September 30          December 31,
                                                                               --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,347,412      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 99,224          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   246,885    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,935,572      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       16,780         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,199,237      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (293,640)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,247,398      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director



________________________________ Director

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Nine Months
                                                     Inception to     ended
                                                     September 30  September 30      Years ended December 31,
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):
Operations:
     Loss for the period                              $(291,740)   $ (85,758)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000       30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties            246,883       89,700      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (14,757)       3,942       (5,089)     (13,610)          --
Financing:
     Deferred financing costs recovered (incurred)     (129,224)     (90,134)         910      (40,000)          --
     Changes in contracts payable                       395,242      440,742           --      (45,500)          --
     Loans payable to related parties                   112,782        4,012        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        378,800      354,620        7,983       16,197           --

Investing activities:
     Mineral properties                                (364,044)    (358,563)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $      (0)   $       0    $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $      (0)   $      (0)   $      (0)   $   1,000    $      --
                                                      =========    =========    =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to      ended
                                                 September 30   September 30      Years ended December 31,
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 202,500    $  67,500    $  90,000    $  45,000    $      --
     Professional fees                                52,999       14,206       25,940       12,853           --
     Office and administrative                         4,899        2,810        1,332          757           --
     Interest                                          1,241        1,241           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (291,740)     (85,758)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------
Deficit, end of period                             $(293,640)   $(293,640)   $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========    =========    =========
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                September 30          December 31,
                                                                               --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,347,412      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 99,224          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   246,885    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,935,572      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       16,780         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,199,237      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (293,640)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,247,398      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director



________________________________ Director

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Nine Months
                                                     Inception to     ended
                                                     September 30  September 30      Years ended December 31,
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):
Operations:
     Loss for the period                              $(291,740)   $ (85,758)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000       30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties            246,883       89,700      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (14,757)       3,942       (5,089)     (13,610)          --
Financing:
     Deferred financing costs recovered (incurred)     (129,224)     (90,134)         910      (40,000)          --
     Changes in contracts payable                       395,242      440,742           --      (45,500)          --
     Loans payable to related parties                   112,782        4,012        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        378,800      354,620        7,983       16,197           --

Investing activities:
     Mineral properties                                (364,044)    (358,563)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $      (0)   $       0    $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $      (0)   $      (0)   $      (0)   $   1,000    $      --
                                                      =========    =========    =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to      ended
                                                 September 30   September 30      Years ended December 31,
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 202,500    $  67,500    $  90,000    $  45,000    $      --
     Professional fees                                52,999       14,206       25,940       12,853           --
     Office and administrative                         4,899        2,810        1,332          757           --
     Interest                                          1,241        1,241           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (291,740)     (85,758)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------
Deficit, end of period                             $(293,640)   $(293,640)   $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========    =========    =========
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                September 30          December 31,
                                                                               --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,347,412      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 99,224          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   246,885    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,935,572      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       16,780         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,199,237      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (293,640)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,247,398      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director



________________________________ Director

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                   Nine Months
                                                     Inception to     ended
                                                     September 30  September 30      Years ended December 31,
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):
Operations:
     Loss for the period                              $(291,740)   $ (85,758)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000       30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties            246,883       89,700      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (14,757)       3,942       (5,089)     (13,610)          --
Financing:
     Deferred financing costs recovered (incurred)     (129,224)     (90,134)         910      (40,000)          --
     Changes in contracts payable                       395,242      440,742           --      (45,500)          --
     Loans payable to related parties                   112,782        4,012        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        378,800      354,620        7,983       16,197           --

Investing activities:
     Mineral properties                                (364,044)    (358,563)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $      (0)   $       0    $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $      (0)   $      (0)   $      (0)   $   1,000    $      --
                                                      =========    =========    =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to      ended
                                                 September 30   September 30      Years ended December 31,
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 202,500    $  67,500    $  90,000    $  45,000    $      --
     Professional fees                                52,999       14,206       25,940       12,853           --
     Office and administrative                         4,899        2,810        1,332          757           --
     Interest                                          1,241        1,241           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (291,740)     (85,758)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------
Deficit, end of period                             $(293,640)   $(293,640)   $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========    =========    =========
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                                September 30          December 31,
                                                                               --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,347,412      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 99,224          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   246,885    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,935,572      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       16,780         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,199,237      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (293,640)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,247,398      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director



________________________________ Director

                             Financial Statements of


                             NAPTAU GOLD CORPORATION
                             (formerly West Africa - American Lines, Inc.) (expressed in United States dollars)


                             December 31, 1995

KPMG

KPMG                   Box 10426 777 Dunsmuir Street    Telephone (604- 692-3000
Chartered Accountants  Vancouver, BC V7Y 1K3 Canada     Telefax   (604) 691-3031
                                                              http://www.kpmg.ca



AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the balance sheets of Naptau Gold Corporation as at December31, 1995 and 1994 and the statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.


In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in accordance with generally accepted accounting principles in the United States.



Signed


Chartered Accountants


Vancouver, Canada

June 4, 1996




      Member Firm of
      KPMG International

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Balance Sheets
(expressed in United States dollars)

December 31, 1995 and 1994

--------------------------------------------------------------------------------

                                                                    1995             1994
                                                               -------------    -------------
Assets

Current asset:
     Cash                                                      $       1,000    $         [ ]

Mineral properties (note 3)                                        2,374,726              [ ]

Deferred financing costs                                              40,000              [ ]
                                                               -------------    -------------
                                                               $   2,415,726    $         [ ]
                                                               =============    =============

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities (note 4)         $      45,000    $         [ ]
     Contracts payable (note 3)                                    2,154,500              [ ]
     Loans payable to related parties (note 4)                       101,697              [ ]
                                                               -------------    -------------
                                                                   2,301,197              [ ]
Shareholders' equity:
     Capital stock (note 5):
         Authorized:
              5,000,000 preferred shares with a par value of
                           $0.001 per share
             20,000,000 common shares with a par value of
                           $0.001 per share
         Issued and outstanding:
              6,700,000 common shares                                  6,700            1,900
     Additional paid-in capital (note 5)                             168,339              [ ]
     Shares alloted but unissued (note 5(c)(ii))                         100              [ ]
     Deficit                                                         (60,610)          (1,900)
                                                               -------------    -------------
                                                                     114,529              [ ]
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                               -------------    -------------
                                                               $   2,415,726    $         [ ]
                                                               =============    =============

See accompanying notes to financial statements

On behalf of the Board:


________________________________ Director


________________________________ Director

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                               Years ended December 31,
                                                        1995             1994             1993
                                                    ------------    -------------    -------------
Expenses:
     Management salary (note 6)                     $     45,000   $          [ ]    $         [ ]
     Professional fees                                    12,853              [ ]
     Office and administrative                               757              [ ]              [ ]
     Stock grant program expense (note 5(c)(ii))             100              [ ]              [ ]
                                                    ------------    -------------    -------------

Loss for the year                                        (58,710)             [ ]              [ ]


Deficit, beginning of year                                (1,900)          (1,900)          (1,900)
                                                    ------------    -------------    -------------
Deficit, end of year                                     (60,610)   $      (1,900)   $      (1,900)
                                                    ============    =============    =============

Loss per share                                      $      (0.01)   $         [ ]    $         [ ]
                                                    ============    =============    =============

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                              Years ended December 31,
                                                        1995             1994            1993
                                                   -------------    -------------   -------------
Cash generated from (used in):

Operations:
     Loss for the year                             $     (58,710)   $         [ ]   $         [ ]
     Stock grant program expense,
       an item not involving cash                            100              [ ]             [ ]
     Changes in non-cash operating
       working capital:
         Accounts payable and accrued liabilties          45,000              [ ]             [ ]
                                                   -------------    -------------   -------------
                                                         (13,610)

Financing:
     Deferred financing costs                            (40,000)             [ ]             [ ]
     Payment of contracts payable                        (45,500)             [ ]             [ ]
     Loans payable to related parties                    101,697              [ ]             [ ]
                                                   -------------    -------------   -------------
                                                          16,197              [ ]             [ ]

Investing activities:
     Mineral properties                                   (1,587)             [ ]             [ ]
                                                   =============    =============   =============

Increase in cash, being cash, end of year          $       1,000    $         [ ]   $         [ ]
                                                   =============    =============   =============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

1.    Continuing operations:

            Naptau Gold Corporation (the "Company") (formerly West Africa - American Lines, Inc. until June 1, 1995) was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties (note 3). The Company s principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 1995, the Company had a working capital deficiency of approximately $2,300,000. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the ability of the Company to obtain the necessary financing to meet its liabilities as they come due. The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.


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

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 2
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

2.    Significant accounting policies (continued):

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share has not been presented as the effect would be anti-dilutive.


3.    Mineral properties:

      Placer Leases, Cariboo Mining Division, British Columbia:
      Acquisition costs:
      Placer Leases acquired from Noble                               $1,775,000
           Placer Leases acquired from a director of Noble               200,800
                                                                      ----------
                                                                       1,975,800

      Exploration and development expenditures:
           Incurred by Noble                                             397,339
           Incurred by the Company                                         1,587
                                                                      ----------
                                                                         398,926
                                                                      ----------
                                                                      $2,374,726
                                                                      ==========

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

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 3
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

3.    Mineral properties (continued):

      The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 in consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases. These required payments have been accrued in contracts payable. However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the book value of the related assets in the accounts of Noble, has been charged against additional paid-in capital (note 5). To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company s contracts payable.

      In addition to funding future annual operating expenditures on the Placer Leases, the Company agreed to pay Noble an operating fee from production from the Placer Leases as follows:

      o for the first $1,000,000 of operating revenues or 2,500 equivalent ounces of gold, whichever is lesser, a fee of 10% of such operating revenues;

      o for the next $1,000,000 of operating revenues or 2,500 equivalent ounces of gold, whichever is lesser, a fee of 17.5% of such operating revenues; and

      o for cumulative operating revenues in excess of $2,000,000 or 5,000 equivalent ounces of gold, whichever is lesser, a fee of 25% of such operating revenue.

      The Company also acquired a Placer Lease owned by a director of Noble (the "Director ) for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

      in addition, during 1996 the Company entered into extension agreements with each of Noble and the Director with respect to the contracts payable, whereby the Company would issue 85,000 common shares to Noble and 8,500 common shares to the Director at an agreed price of $2.40 per share to extend the due dates to June 30, 1996 for the initial amounts outstanding under the contracts payable. The Company issued the common shares subsequent to year-end.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 4
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

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

      (b)   issued:

                  A continuity of the Company's issued and outstanding capital stock from incorporation on January 18,1988 is as follows:

                                                       Common shares             Additional
                                                ---------------------------
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------     ------------     ------------
1988        Cash and contribution of
              organization costs of $500                190     $     1,900     $         --     $      1,900
                                                ===========     ===========     ============     ============

Balance December 31, 1994                               190           1,900                             1,900

1995        Share split on a 10,000
              new for 1 old basis                 1,899,810
                                                ===========     ===========     ============     ============
                                                  1,900,000           1,900                             1,900

1995        Mineral properties (note 3)           4,000,000           4,000        1,771,000        1,775,000

1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3)                                                      (1,602,661)      (1,602,661)
1995        Mineral properties (note 3)             800,000             800                               800
                                                ===========     ===========     ============     ============

Balance, December 31, 1995                        6,700,000     $     6,700     $   168,339      $    175,039
                                                ===========     ===========     ============     ============

            On February 1,1988, the Company issued 1,900 common shares in consideration for $1,400 cash and the contribution of organization costs of $500.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 5
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

5.    Capital stock (continued):

      (c)   Stock option plan and stock grant program:

            in June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

      (I)   Stock option plan:

            The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1995, no options were granted pursuant to this plan.

     (ii)   Stock grant program:

            The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31,1995, a total of 100,000 shares had been granted to five directors pursuant to this plan, however the shares were not issued until subsequent to year-end. These shares were recorded during the period granted at their par value of $0.001 per share and have been presented as shares allotted but unissued .


6     Commitments:

            On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1,1995 (plus a cost of living adjustment to be made on the first day of each calendar year. The agreement also provides for additional incentive compensation equal to 1/2 of 1% Of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

NAPTAU GOLD CORPORATION
(formerly West Africa - American Lines, Inc.)

Notes to Financial Statements, page 6
(expressed in United States dollars)

December 31, 1995

--------------------------------------------------------------------------------

7.    Income taxes:

            Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company adopted the provisions of SFAS 109 effective January 1,1995, however, there were no material deferred income tax assets or liabilities at that time,

            At December 31,1995, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily loss carry forwards of approximately $110,000 arising in l995, are fully offset by a valuation allowance of the same amount.


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                                                Year end December 31,
                                                            1995         1994         1993
                                                         ----------   ----------   ----------
      Issue of common shares for mineral properties,
        net of reduction in additional paid-in capital


        relating to operating agreements with Noble      $  173,139   $       --   $       --


      Contracts payable for mineral properties            2,200,000           --           --
                                                         ==========   ==========   ==========

      The Company did not pay any interest or income taxes during the years ended December 31, 1995, 1994 or 1993.

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

December 31, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                 1996           1995
                                                                             -----------    -----------
Assets

Current asset:
     Cash                                                                    $        --    $     1,000

Mineral properties (note 3)                                                    2,988,850      2,374,726

Deferred financing costs                                                           9,090         40,000
                                                                             -----------    -----------
                                                                             $ 2,997,940    $ 2,415,726
                                                                             ===========    ===========

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities (note 4)                       $   157,183    $    45,000
     Contracts payable to related parties (note 3)                             1,494,830      2,154,500
     Loans payable to related parties (note 4)                                    12,770        101,697
                                                                             -----------    -----------
                                                                               1,664,783      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                    $0.001 per share
             20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares (1995 - 6,700,000)                          6,934          6,700
          Additional paid-in capital (note 5)                                  1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                                 --            100
          Deficit                                                               (207,882)       (60,610)
                                                                             -----------    -----------
                                                                               1,333,157        114,529
Continuing operations (note 1)
Commitments and contingency (notes 3 and 6)
                                                                             -----------    -----------
                                                                             $ 2,997,940    $ 2,415,726
                                                                             ===========    ===========

See accompanying notes to financial statements

On behalf of the Board:

     Signed

________________________________ Director


     Signed

________________________________ Director

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                         Years ended December 31,
                                                      1996         1995         1994
                                                   ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $  90,000    $  45,000    $      --
     Professional fees                                25,940       12,853           --
     Office and administrative                         1,332          757           --
     Stock grant program expense (note 5(c)(ii))          --          100           --
     Write-off of deferred financing costs            30,000           --           --
                                                   ---------    ---------    ---------

Loss for the year                                   (147,272)     (58,710)          --
Deficit, beginning of year                           (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------

Deficit, end of year                               $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========

Loss per share                                     $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)

--------------------------------------------------------------------------------

                                                              Years ended December 31,
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Cash generated from (used in):

Operations:
     Loss for the period                              $  (147,272)   $   (58,710)   $        --
     Add items not involving cash:
     Write-off of deferred financing costs                 30,000
     Stock grant program expense,                              --            100             --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilties              112,183         45,000             --
                                                      -----------    -----------    -----------
                                                           (5,089)       (13,610)            --

Financing:
     Deferred financing costs recovered (incurred)            910        (40,000)            --
     Payment of contracts payable                              --        (45,500)            --
     Loans payable to related parties                       7,073        101,697             --
                                                      -----------    -----------    -----------
                                                            7,983         16,197             --

Investing activities:
     Mineral properties                                    (3,894)        (1,587)            --
                                                      -----------    -----------    -----------
Increase (decrease) in cash                           $    (1,000)   $     1,000    $        --
Cash, beginning of year                                     1,000             --             --
                                                      -----------    -----------    -----------

Cash, end of year                                     $        --    $     1,000    $        --
                                                      ===========    ===========    ===========

See accompanying notes to financial statements.