Form 10QSB
period 1997-03-31
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

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

For the quarterly period ended March 31, 1997

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

            Yes | |                                  No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of March 31, 1997.

         Transitional Small Business Disclosure Format (check one):

            Yes | |                                  No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets                                                3

              Statements of Operations and Deficit                          4

              Statements of Cash Flows                                      5

              Notes to Financial Statements                              6-12

      Item 2. Plan of Operation                                            13

PART II. OTHER INFORMATION                                                 13

SIGNATURES                                                                 14

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
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                       Three months Three months
                                                           ended        ended
                                                         March 31,    March 31,
                                                            1997         1996
                                                         ---------    ---------

Expenses:
     Management salary (note 6)                          $  22,500    $  22,500
     Professional fees                                       4,095          400
     Office and administrative                                  --          660
     Stock grant program expense (note 5(c)(ii))                --           --
                                                         ---------    ---------
Loss for the period                                        (26,595)     (23,560)

Deficit, beginning of period                              (207,882)     (60,610)
                                                         ---------    ---------

Deficit, end of period                                   $(234,478)   $ (84,170)
                                                         =========    =========

Loss per share                                           $   (0.01)   $   (0.01)
                                                         =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                     Three months Three months
                                                        ended        ended
                                                       March 31,    March 31,
                                                         1997         1996
                                                      ----------   ----------

Cash generated from (used in):

Operations:
     Loss for the period                              $ (26,595)   $ (23,560)
     Stock grant program expense,
     an item not involving cash                              --           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilities            26,097       22,500
                                                      ---------    ---------
                                                           (499)      (1,060)

Financing:
     Deferred financing costs                              (101)      (5,000)
     Payment of contracts payable                            --       68,384
     Loans payable to related parties                       600        6,060
                                                      ---------    ---------
                                                            499       69,444

Investing activities:
     Mineral properties                                      --      (68,384)
                                                      ---------    ---------
Increase in cash                                      $       0    $       0
Cash, beginning of period                                     0        1,000
                                                      ---------    ---------
Cash, end of period                                   $       0    $   1,000
                                                      =========    =========

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

                                                             March 31,         December 31,
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

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

                                                       Common shares
                                                ---------------------------       Additional
Year        Consideration                          Number          Amount      Paid-in capital      Total
----        -------------------------------     -----------     -----------    ---------------   ------------
Balance, December 31, 1994 (note 5(a))            1,900,000     $     1,900     $                $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                                                   (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
                                                -----------     -----------     ------------     ------------

Balance, December 31, 1995                        6,700,000           6,700          168,339          175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100                -              100
1996        On conversion of loans payable
              to related parties(note 4)             40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                     1,000,000        1,000,000
1996        Increase in additional paid-in
              capital resulting from
              amendment to operation
              agreement with Noble (note 3(a))                                        45,500           45,500
                                                -----------     -----------     ------------     ------------
Balance, December 31, 1996 and
    March 31, 1997                                6,933,500     $     6,934     $  1,534,105     $  1,541,039
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


8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

                                      Inception to  Three months         Year end December 31,
                                        March 31,   to March 31, ------------------------------------
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

Item 2. Plan of Operation

        The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties located in the Cariboo mining district. The Company's properties are comprised of five adjacent placer mining leases and two adjacent staked placer claims (collectively, the "Properties") located in the Cariboo Mining District, British Columbia, Canada.

        It is estimated that the Company and prior owners of the properties have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Because of the inconsistence of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. Although prior exploration programs have produced in excess of 300 ounces of new gold from the Properties, the Company has not generated meaningful revenues and will not generate revenues until commencement of placer mining operations which are subject to the Company's ability to raise additional funds.

        The Company intends to complete exploratory activities on the Properties during the early part of the 1997 mining season, which generally runs from late April to mid-November. Based upon results of exploratory activities to date, the Company intends to move a production plant on site with a processing capacity of approximately 400,000 cubic yards of material over the course of the mining season. The Company anticipates that it will process between 150,000 to 200,000 cubic yards of material during the 1997 mining season. This estimate assumes shakedown time will be required during start-up to production and the necessity to process marginal pay gravels while working its way into the main channel deposits.

        The processing plant will cost approximately $250,000. Funds necessary to acquire the plant and to commence operations will be loaned by Noble. It is anticipated that operating costs for the 1997 mining season estimated at approximately $1,500,000 will be offset, in part, with funds from inital operating activities. Currently, the Company is obligated to Noble in the amount of $1,294,831 pursuant to the Operating Agreement entered into in 1995.

        The Company will need to raise cash, in the form of either debt of equity, to conduct operations as planned. Currently, the Company anticipates that cash sufficient to carry it through the 1997 mining season will be provided by Noble. Nevertheless, the Company intends to seek to raise up to $3,000,000 through a private placement of either debt or equity. There is no assurance that any monies will be made available to the Company or whether, if available, the terms thereof will be acceptable to the Company.

        At March 31, 1997, the Company had a working capital deficit of $1,691,480,000. A substantial portion of which is owned to affiliated parties. During the first three months of 1997 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries and professional fees. The Company's continuing operations and ability to realize the amounts shown on mineral properties on the balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

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