Form 10QSB
period 1997-06-30
NAPTAU GOLD CORP
filed 1998-04-27
CIK 949268

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

For the quarterly period ended June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      ------------------------------------

                          ----------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|                                    No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 1997.

      Transitional Small Business Disclosure Format (check one):

            Yes |_|                                    No |X|

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

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                  June 30,            December 31,
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,392,708      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 15,495          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,408,203    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   221,445    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,898,690      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       13,970         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,134,105      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (266,940)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,274,098      1,333,157        114,529

Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,408,203    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                Six Months
                                                 Inception to      ended          Years ended December 31,
                                                    June 30,      June 30,   -----------------------------------
                                                      1997         1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------    ---------
Expenses:
     Management salary (note 6)                    $ 180,000    $  45,000    $  90,000    $  45,000    $      --
     Professional fees                                52,399       13,606       25,940       12,853           --
     Office and administrative                         2,089           --        1,332          757           --
     Interest                                            452          452           --           --           --
     Stock grant program expense (note 5(c)(ii))         100           --           --          100           --
     Write-off of deferred financing costs            30,000           --       30,000           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Loss for the period                                 (265,040)     (59,058)    (147,272)     (58,710)          --
Deficit, beginning of period                          (1,900)    (207,882)     (60,610)      (1,900)      (1,900)
                                                   ---------    ---------    ---------    ---------    ---------
Deficit, end of period                             $(266,940)   $(266,940)   $(207,882)   $ (60,610)   $  (1,900)
                                                   =========    =========    =========    =========    =========
Loss per share                                     $   (0.04)   $   (0.01)   $   (0.02)   $   (0.01)   $      --
                                                   =========    =========    =========    =========    =========

See accompanying notes to financial statements

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                   Six Months
                                                     Inception to     ended          Years ended December 31,
                                                       June 30,      June 30,   ----------------------------------
                                                         1997         1997         1996         1995         1994
                                                      ---------    ---------    ---------    ---------    ---------
Cash generated from (used in):

Operations:
     Loss for the period                               (265,040)   $ (59,058)   $(147,272)   $ (58,710)   $      --
     Add items not involving cash:
     Write-off of deferred financing costs               30,000                    30,000
     Stock grant program expense,                           100           --           --          100           --
     Changes in non-cash operating working capital:
     Accounts payable and accrued liabilities           221,443       64,260      112,183       45,000           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        (13,497)       5,202       (5,089)     (13,610)          --

Financing:
     Deferred financing costs recovered (incurred)      (45,494)      (6,404)         910      (40,000)          --
     Changes in contracts payable                       358,360      403,860           --      (45,500)          --
     Loans payable to related parties                   109,970        1,200        7,073      101,697           --
                                                      ---------    ---------    ---------    ---------    ---------
                                                        422,837      398,657        7,983       16,197           --

Investing activities:
     Mineral properties                                (409,340)    (403,859)      (3,894)      (1,587)          --
                                                      ---------    ---------    ---------    ---------    ---------
Increase in cash                                      $       0    $      (0)   $  (1,000)   $   1,000    $      --
Cash, beginning of period                                    --           (0)       1,000           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Cash, end of period                                   $       0    $       0    $      (0)   $   1,000    $      --
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

June 30, 1997

================================================================================

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

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year

3.    Mineral properties:

=============================================================================================================
                                                                    June 30             December 31,
                                                                       1997           1996               1995
=============================================================================================================
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
       Placer Leases acquired from Noble (note 3(a))            $ 1,775,000    $ 1,775,000        $ 1,775,000
       Placer Leases acquired from an affiliate of the
              Company (note 3(b))                                   200,800        200,800            200,800
    ---------------------------------------------------------------------------------------------------------
                                                                  1,975,800      1,975,800          1,975,800
    Deferred interest and financing costs:
       Paid or accrued to Noble (note 3(a))                         251,725        251,725                 --
       Paid to an affiliate of the Company (note 3(b))               20,400         20,400                 --
    ---------------------------------------------------------------------------------------------------------
                                                                    272,125        272,125                 --
    Exploration and development expenditures:
       Incurred by Noble                                          1,139,303        735,445            397,339
       Incurred by the Company                                        5,480          5,480              1,587
    ---------------------------------------------------------------------------------------------------------
                                                                  1,144,783        740,925            398,926
-------------------------------------------------------------------------------------------------------------

                                                                $ 3,392,708    $ 2,988,850          2,374,726
=============================================================================================================

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States Dollars)

June 30, 1997

================================================================================

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

June 30, 1997

================================================================================

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

June 30, 1997

================================================================================

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

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

================================================================================================
                                               Common shares
                                         -------------------------    Additional
Year   Consideration                        Number        Amount   Paid-in capital     Total
================================================================================================
Balance December 31, 1994 (note 5(a))      1,900,000   $     1,900   $        --    $     1,900

1995   Mineral properties (note 3(a))      4,000,000         4,000     1,771,000      1,775,000
1995   Reduction in additional
           paid-in capital relating to
           operating agreements with
           Noble (note 3(a))                      --            --    (1,602,661)    (1,602,661)
1995   Mineral properties (note 3(b))        800,000           800            --            800
================================================================================================

Balance, December 31, 1995                 6,700,000         6,700       168,339        175,039

1996   Services under stock grant
           program (note 5(c)(ii))           100,000           100            --            100
1996   On conversion of loans payable
           to related parties(note 4)         40,000            40        95,960         96,000
1996   As consideration for extending
           the due dates of contracts
           payable (note 3)                   93,500            94       224,306        224,400
1996   Increase in additional paid-in
           capital resulting from
           amendment to operation
           agreement with Noble (note
           3(a))                                  --            --     1,000,000      1,000,000
1996   Increase in additional paid-in
           capital resulting from
           amendment to operation
           agreement with Noble (note
           3(a))                                  --            --        45,500         45,500
------------------------------------------------------------------------------------------------
Balance, December 31, 1996 and June
   30, 1997                                6,933,500   $     6,934   $ 1,534,105      1,541,039
================================================================================================

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

June 30, 1997

================================================================================

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

8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

==================================================================================================
                                  Inception to Six months to
                                    June 30,     June 30,            Year end December 31,
--------------------------------------------------------------------------------------------------
                                      1997         1997         1996         1995         1994
                                   ---------------------------------------------------------------
Expenditures on mineral            $  744,189   $  403,859   $  340,330   $       --   $        --
   properties by way of
   increase in contracts
   payable

Acquisition of mineral              2,200,000           --           --    2,200,000            --
   properties for contracts
   payable

Reduction of contracts payable      1,000,000           --    1,000,000           --            --
   on amendment of operating
   agreement with Noble and
   resulting increase in
   additional paid-in capital

Issue of common shares:  For          443,039           --      269,900      173,139            --
   mineral properties, net of
   reduction of additional paid-
   in capital relating to
   agreements with Noble

   On settlement of loans              96,000           --       96,000           --            --
   payable to related parties
==================================================================================================

      The Company did not pay any interest or income taxes during the periods ended December 31, 1996, 1995 or 1994.

Item 2. Plan of Operation

Overview

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

            The Company is completing exploratory activities on the Properties during the early part of the 1997 mining season, which generally runs from late April to mid-November. Based upon results of exploratory activities to date, the Company has moved a production plant on site with a processing capacity of approximately 400,000 cubic yards of material over the course of a mining season. Shakedown time will be required during start-up before production during which the Company will process marginal pay gravels while working its way into the main channel deposits.

            The processing plant cost approximately $250,000. Funds necessary to acquire the plant and to commence operations were loaned by Noble. It is anticipated that operating costs for the 1997 mining season estimated at approximately $500,000 will be offset, in part, with funds from initial operating activities. Currently, the Company is obligated to Noble in the amount of $1,295,831 pursuant to the Operating Agreement entered into in 1995.

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

            At June 30, 1997, the Company had a working capital deficit of $2,134,105, a substantial portion of which is owed to affiliated parties. During the first six months of 1997 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries and professional fees. The Company's continuing operations and ability to realize the amounts shown on mineral properties on the balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

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