Form 10QSB
period 1997-09-30
NAPTAU GOLD CORP
filed 1998-05-15
CIK 949268

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

For the quarterly period ended September 30, 1997

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

                               5391 Blundell Road
                                   Richmond BC
                                 Canada V7C 1H3
                    (address of principal executive offices)

                                 (604) 277-5252
                           (Issuer's telephone number)
              -----------------------------------------------------

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

            Yes | |                       No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of September 30, 1997.

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

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                                      December 31,
                                                                September 30,  --------------------------
                                                                    1997           1996           1995
                                                                -----------    -----------    -----------
Assets
Current asset:
     Cash                                                       $        --    $        --    $     1,000
Mineral properties (note 3)                                       3,347,412      2,988,850      2,374,726
Deferred financing costs (note 2(b))                                 99,224          9,090         40,000
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   246,885    $   157,183    $    45,000
     Contracts payable (note 3)                                   1,935,572      1,494,831      2,154,500
     Loans payable to related parties (note 4)                       16,780         12,770        101,697
                                                                -----------    -----------    -----------
                                                                  2,199,237      1,664,784      2,301,197
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares                                6,934          6,934          6,700
          Additional paid-in capital (note 5)                     1,534,105      1,534,105        168,339
          Shares alloted but unissued (note 5(c)(ii))                    --             --            100
          Deficit                                                  (293,640)      (207,882)       (60,610)
                                                                -----------    -----------    -----------
                                                                  1,247,398      1,333,157        114,529
Continuing operations (note 1)
Commitments (notes 3 and 6)
Subsequent events (notes 3, 4 and 5(c))
                                                                -----------    -----------    -----------
                                                                $ 3,446,636    $ 2,997,940    $ 2,415,726
                                                                ===========    ===========    ===========

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                Nine Months
                                                 Inception to      ended          Years ended December 31,
                                                 September 30,  September 30,-----------------------------------
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

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                                   Nine Months
                                                     Inception to     ended          Years ended December 31,
                                                     September 30, September 30,-----------------------------------
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

      (c)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year

3.    Mineral properties:

================================================================================================
                                                          September 30          December 31,
                                                                  1997         1996         1995
================================================================================================
Placer Leases, Cariboo Mining Division, British Columbia:
   Acquisition costs:
      Placer Leases acquired from Noble (note 3(a))         $1,775,000   $1,775,000   $1,775,000
      Placer Leases acquired from an affiliate of the
         Company (note 3(b))                                   200,800      200,800      200,800
------------------------------------------------------------------------------------------------
                                                             1,975,800    1,975,800    1,975,800
   Deferred interest and financing costs:
      Paid or accrued to Noble (note 3(a))                     251,725      251,725           --
      Paid to an affiliate of the Company (note 3(b))           20,400       20,400           --
------------------------------------------------------------------------------------------------
                                                               272,125      272,125           --
   Exploration and development expenditures:
      Incurred by Noble                                      1,094,008      735,445      397,339
      Incurred by the Company                                    5,480        5,480        1,587
------------------------------------------------------------------------------------------------
                                                             1,099,487      740,925      398,926
------------------------------------------------------------------------------------------------

                                                            $3,347,412   $2,988,850    2,374,726
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

      (b)   Issued:

            A continuity of the Company's issued and outstanding capital stock is as follows:

===============================================================================================
                                              Common shares
                                        -------------------------    Additional
Year    Consideration                      Number        Amount   Paid-in capital     Total
===============================================================================================
Balance December 31, 1994 (note 5(a))     1,900,000   $     1,900   $              $     1,900

1995   Mineral properties (note 3(a))     4,000,000         4,000     1,771,000      1,775,000
1995   Reduction in additional
         paid-in capital relating to
         operating agreements with
         Noble (note 3(a))                                           (1,602,661)    (1,602,661)
1995   Mineral properties (note 3(b))       800,000           800                          800
===============================================================================================

Balance, December 31, 1995                6,700,000         6,700       168,339        175,039

1996   Services under stock grant
          program (note 5(c)(ii))           100,000           100            --            100
1996   On conversion of loans payable
          to related parties(note 4)         40,000            40        95,960         96,000
1996   As consideration for extending
          the due dates of contracts
          payable (note 3)                   93,500            94       224,306        224,400
1996   Increase in additional paid-in
          capital resulting from
          amendment to operation
          agreement with Noble (note
          3(a))                                                       1,000,000      1,000,000
1996   Increase in additional paid-in
          capital resulting from
          amendment to operation
          agreement with Noble (note
          3(a))                                                          45,500         45,500
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996 and
   September 30, 1997                     6,933,500   $     6,934   $ 1,534,105      1,541,039
===============================================================================================

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

8.    Supplementary cash flow information:

      The following non-cash financing and investing activities occurred during the period:

==================================================================================================
                                 Inception to   Nine months
                                   September   to September         Year end December 31,
                                       30,          30,
--------------------------------------------------------------------------------------------------
                                      1997         1997         1996         1995         1994
                                   ---------------------------------------------------------------
Expenditures on mineral            $  698,894   $  358,564   $  340,330   $       --   $        --
   properties by way of
   increase in contracts
   payable

Acquisition of mineral              2,200,000           --           --    2,200,000            --
   properties for contracts
   payable

Reduction of contracts payable      1,000,000           --    1,000,000           --            --
   on amendment of operating
   agreement with Noble and
   resulting increase in
   additional paid-in capital

Issue of common shares: For           443,039           --      269,900      173,139            --
   mineral properties, net of
   reduction of additional paid-
   in capital relating to
   agreements with Noble

   On settlement of loans              96,000           --       96,000           --            --
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

      It is estimated that the Company and prior owners of the properties have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Because of the inconsistence of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. Although prior exploration programs have produced in excess of 300 ounces of new gold from the Properties, the Company has not generated meaningful revenues and will not generate significant revenues until commencement of placer mining operations which are subject to the Company's ability to raise additional funds.

      Based upon results of exploratory activities to date, the Company moved a production plant on site with a processing capacity of approximately 400,000 cubic yards of material over the course of a mining season. Due to unanticipated delays, the Company will not process significant material or generate any revenues during the 1997 mining season. The processing plant cost approximately $250,000.

      During 1996 and 1997 the Company entered into and modified agreements with Noble and the director of Noble extending the due dates of the $954,000 payable to Noble and the $200,000 payable to the director of Noble. Noble also agreed to cancel payment of the $1,000,000 due it for entering into the Operating Agreement.

      In consideration of the extension of time the Company issued 85,000 shares of common stock and committed 300 ounces of gold from its portion of production to Noble and 8,500 shares of common stock to the director. In consideration of the cancellation of the $1,000,000 due Noble the Company agreed to pay Noble 3,421 ounces of gold from the Company's share of gold production on the basis of up to 40% of 1996 production, 50% of 1997 production and if any balance remains outstanding up to 60% of 1998 and subsequent years production.

      At September 30, 1997 the Company had a working capital deficit of approximately $2,200,000 of which approximately $1,952,000 is due to related parties.

      The Company has not yet generated any cash from operations. All of its activities to date have been limited to exploratory and developmental activities. During the first nine months of 1997 the Company's operating expenses consisted primarily of amounts accrued in respect of officers salaries, professional fees and office expenses. In addition, the Company spent approximately $359,000 on exploration, site work and processing plant installation in preparation for production at its Properties. These expenditures are capitalized in the carrying value of the Company's mineral properties.

      The Company's continuing operations and ability to realize the amounts shown as mineral properties on its Balance Sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue exploration and development activities. To date substantially all of the financing for the Company's mining activities have been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

      For the remainder of the 1997 mining season the Company will continue to carry out the actions required to bring the site and plant into a production state.

PART II. OTHER INFORMATION

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NAPTAU GOLD CORPORATION


                                    /s/ Edward D. Renyk
                                    --------------------------------------
Dated: May 14, 1998                 By: Edward D. Renyk
                                        President and
                                        Principal Accounting Officer