Form 10KSB
period 1997-12-31
NAPTAU GOLD CORP
filed 1998-07-17
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-25786

                 ----------------------------------------------

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

             ------------------------------------------------------
                                (former address)
                              9551 Bridgeport Road
                                   Richmond BC
                                 Canada V6X 1S3

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

                  Yes |_|                              No  |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of December 31, 1997.

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|                              No  |X|

================================================================================

                                TABLE OF CONTENTS

ITEM 1.     BUSINESS........................................................   3

ITEM 2.     DESCRIPTION OF PROPERTY........................................   11

ITEM 3.     LEGAL PROCEEDINGS..............................................   12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   12

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS...................................   12

ITEM 6.     PLAN OF OPERATION..............................................   13

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................   14

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....   14

ITEM 10.    EXECUTIVE COMPENSATION.........................................   15

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................   16

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   17

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................   18

ITEM 1. BUSINESS

Naptau Gold Corporation ("Naptau" or the "Company") is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties located in the Cariboo Mining District of British Columbia.

During 1995, the Company entered into an agreement (the "Exchange Agreement") to acquire certain placer leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. During 1995 the Company also acquired from an affiliate (the "Affiliate") an additional placer lease contiguous with the placer leases acquired from Noble. The Company and Noble also entered into an operating agreement (the "Operating Agreement") whereby Noble will remain the operator for the mining activities on the placer leases acquired from Noble and the Affiliate (collectively, the "Placer Leases") for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term.

      Pursuant to the Operating Agreement, proceeds from production from the Placer Leases will be divided between the Company and Noble as follows:

      (i) for the first $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

      (ii) for the next $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

      (iii) for cumulative operating revenues in excess of $2,000,000 or 5,000 ounces of raw gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble.

      As a result of certain extensions and modifications made to the Exchange Agreement and Operating Agreement, the Company is obligated to (i) pay Noble $954,000 together with interest thereon at the rate of 10% per annum from December 31, 1995 through June 30, 1997, and 12% per annum thereafter; (ii) deliver to Noble 4,561 ounces of gold from the Company's share of the gold produced from the Placer Leases and (iii) deliver to Noble 300 ounces of gold in satisfaction of the Company's obligations under the 1998 Extension Agreement. The aggregate of such 4,861 ounces to be delivered in accordance with the following schedule:

      (i) the first 300 ounces of gold due to the Company from 1998 or 1999 mining operations will be paid to Noble;

      (ii) up to 40% of the balance of the number of ounces of gold due to the Company from 1998 mining operations, until 4,561 ounces is reached, will be paid to Noble;

      (iii) up to 50% of the balance of the number of ounces of gold due to the Company from 1999 mining operations, until the balance, if any, of the 4,561 ounces is reached, will be paid to Noble;

      (iv) up to 60% of the balance of the number of ounces of gold due to the Company from the year 2000 and subsequent years mining operations, until the balance, if any, of the 4,561 ounces is reached, will be paid to Noble.

The parties also agreed that Naptau shall not sell or assign its interest in the Placer Leases until such time as these gold obligations are satisfied.

      As a result of certain extensions and modifications made to the Acquisition Agreement with the Affiliate the Company is obligated to pay the Affiliate $200,000, and deliver the Affiliate 150 ounces of gold.

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

Because of the inconsistency of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. The Company has carried out extensive exploration and geological delineations of the placer bearing channels on its properties to the extent that it is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982, and completion of the additional site preparation recommended by W.G.T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant commencing production.

The Company has never generated any revenues from its mineral exploration activities and does not expect to generate revenues until such time as it is able to commence its placer mining operations. The Company's ability to commence mining operations is dependent upon its ability to raise substantial additional funds (see Item 7 "Plan of Operation"). All of the Company's exploration activities to date have been conducted with funds provided from Noble. If the Company is unable to raise the funds necessary to commence mining operations, the Company may be unable to realize on the investment in its placer mining leases. At December 31, 1997 the Company had an accumulated deficit of $341,450.

The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise the funds necessary to commence mining operations or was unable to generate positive cash flow form such operation, it might be forced to liquidate. In such event, it is unlikely that the Company would realize the amounts indicated on the balance sheet upon the sale of its placer properties.

For discussion of certain material risks involved in the Company's business, see "Risk Factors" below.

Property, Location, Description

The Company's exploration properties are comprised of the Placer Mining Leases # 29, 1159, 1160, 1850, 2093 and the Staked Placer Claims Lou 1 and Lou 2 (collectively, the "Properties"). The Properties are adjacent properties which are located at the confluence of Keithley Creek and Snowshoe Creek, 28 miles northwest of Likely, British Columbia in the Cariboo Mining District, and are accessible by gravel road. The town of Likely is about 64 miles northeast of Williams Lake, British Columbia, and may be reached by paved highway or private plane. (See "Item 3 - Description of Property").

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

Within the vicinity of the ancient Tertiary Channel near Keithley Creek on Placer Lease #29, large gold nuggets up to 1? ounces were recovered from gravel testing in 1994, thus providing an explanation for the occurrence of the coarse gold well above the level of Keithley Creek, and significantly further east of the known Tertiary Channel previously tested.

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

Valuation of the Noble Leases and PL # 1160 and Director Lease by W.G.T. Consultants Ltd.

To assist the Company in determining the value of the Noble Leases and their potential for future development, in June 1995, the Company obtained an opinion (the "Noble Valuation") on the fair market value of the Noble Leases from W.G.T. Consultants Ltd. ("W.G.T."), an independent mining consulting firm then headquartered in Calgary, AB, Canada and subsequently relocated to Vancouver, BC, Canada.

In rendering the Noble Valuation, W.G.T. relied on published and private reports, maps and data (the "Exploration Data") provided by the Company and Noble and past visits by the W.G.T.'s personnel to the Lease sites in 1985, 1986, 1994 and 1995.

Based upon the Exploration Data, for purposes of the Valuation, W.G.T. estimated that the Noble Leases contained a minimum of 1,000,000 cubic yards of gold bearing gravels in the "Tertiary Channel" located at Placer Lease # 29, plus a minimum of 1,000,000 cubic yards in the second channel to the east. In addition, the Valuation took into account a potential of 2,000,000 cubic yards in the third channel, and an allowance for additional potential mineral deposits estimated at 2,000,000 cubic yards for the lower north bench of Placer Lease #1159, and the presence of other channels on untested portions of the Noble Leases.

Based upon such estimates and depending on the average recovered grade of gold, the Fair Market Value of the Noble Leases was estimated to be as follows :

          (As of June 1995 - Gold Price US $385.00 per ounce/Exchange
                           Rate US $1.00 - CAN $1.40)

                                                   Assumed Grade
                                                   -------------
                                       0.02 oz. Au/cu. yd.   0.03 oz. Au/cu. yd.
                                                ----------            ----------
1. Estimated Net Present Value of
   Tertiary Channel
   and Second Channel                  CAN $11,911,000       CAN $19,814,000

2. Estimated Net Present Value of
   Potential Mineral Deposits          CAN $ 7,485,000       CAN $12,990,000
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

The foregoing calculations for both the Noble Leases and the 1160 Valuation are based upon a gold price of $385 per ounce and have been discounted and assigned various degrees of risk after deducting mining costs.

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

All the necessary licenses and permits that are required for the Company's mining operations on the Placer Leases are in place and are valid until December 2001. These include a Mining Permit, Hydraulic License, Water Use Permit and Disposal Permit. In addition, the Company maintains its "free miner certificate" from the Province of British Columbia which is required in order to explore for minerals or placer minerals or acquire a mineral or placer title in British Columbia.

Equipment and Facilities

In accordance with the Operating Agreement, Noble has made available the facilities and equipment necessary to conclude the Company's exploration program and commence production. The composition and cost of such camp facilities and equipment is agreed to by budget prior to the commencement of operations each season. The Company is currently indebted to Noble in the amount of $217,846 for equipment and facilities provided to date.

Risk Factors

Limited Operations: Need for Additional Funds. To date, prior exploration programs have produced in excess of 300 ounces of raw gold from various test programs at the Properties. Nevertheless, the Company, has not generated any revenues and will not generate revenues until the commencement of placer mining operations which are subject to the Company's abilities to raise the required additional funds. Even though carrying costs to maintain the leases in good standing are minimal, an inability to raise the required capital may result in the Company being unable to realize a return on its investment in its placer mining leases and, possibly, forfeiting its interest in the Placer Leases. At December 31, 1997, the Company had an accumulated deficit of $341,450.

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

No Proven or Probable Reserves. The Company is in the exploration stage, and at present, because of the inconsistency of placer golds, none of the company's prospects or properties may be defined as containing proven or probable reserves. The Company and the prior owners of the Placer Leases have carried out extensive exploration and geographical delineations of the placer bearing channels to the extent that the Company is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982 and upon completion of the additional site preparation recommended by W.G.T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant commencing production.

When the Company is able to establish proven and probable reserves through sustained production, market price fluctuations of gold, increased production costs, or reduced recovery rates may nevertheless render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of ore reserves.

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

Substantial Indebtedness to Related Parties. The Company owed an aggregate of $1,908,893 to Noble and an Affiliate in consideration of the transfer of the Placer Leases and services rendered pursuant to the Operating Agreement. In addition, Noble is entitled to retain a certain percentage of the gold produced from the Placer Leases for services rendered and the Company has agreed to deliver to Noble an aggregate of 4,861 ounces of gold from the Company's portion of the gold produced at the Placer Leases. There can be no assurance that the Company will be able to satisfy its obligations to Noble and the Affiliate.

Conflicts of Interest. The terms upon which the Company acquired the Placer Leases and the terms of the Operating Agreement were determined by negotiations between representatives of Noble and the Company. Noble currently owns more than a majority of the outstanding shares of the Company. Therefore, the agreements between Noble, the Affiliate and the Company should not be deemed the product of arms' length negotiations.

ITEM 1. DESCRIPTION OF THE PLACER LEASES

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

In British Columbia the terms "mineral title" as used the Mineral Tenure Act includes mineral and placer claims and leases.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies office space provided by its President, E.D. Renyk, at 5391 Blundell Road, Richmond, BC, Canada, V7C 1H3. No rent is paid for the use of this office. The space is adequate for the planned future conduct of the Company's business over the next twelve months.

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

      Placer Claims Lou 1 and Lou 2 were staked by William G. Timmins as agent for Naptau and registered in Naptau's name May 31, 1996. The present lese term expires on June 11, 1999.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

B.    Holders.

      As of December 31, 1997, there were approximately 20 holders of the Company's Common Stock.

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

ITEM 6. PLAN OF OPERATION

In May 1997 the Company moved a new $250,000 production plant on site with the expectation of processing 150,000 to 200,000 cubic yards of material over the 5 to 6 month 1997 mining season. This represented an average operating level of 50% of the capacity of the plant. This conservative estimate was based on the assumption that shakedown time would be required during start-up of production and the necessity of processing marginal pay gravels while opening the main channel deposits. Production did not commence during the 1997 mining season due to the failure of the manufacturer of the production plant to deliver a turnkey plant. The Company spent the season and approximately $100,000 bringing the plant to operating status. Concurrently with the preparation of the production plant, the Company carried out further site preparation and refinement in anticipation of an upcoming season of production.

At the commencement of the 1998 mining season the Company completed the tasks necessary to commence production. In May and June 1998 the Company successfully initiated test runs of the production plant yielding initial limited quantities of gold.

The Company anticipates that it will continue to process materials through the balance of the 1998 mining season. The Company intends to stop processing materials and shut the mine down for winter in late September 1998. The Company currently anticipates that it will process approximately 300,000 cubic yards of material over the balance of the 1998 mining season.

At December 31, 1997, the Company had a working capital deficit of approximately $2,214,000, a substantial portion of which is owed to Noble, $1,708,893, and officers and directors of the Company, all of whom have a vested interest in ensuring the Company's continued existence. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements," Page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                               Age     Positions Held With The Corporation
----                               ---     -----------------------------------
Edward D. Renyk                    59      Director, President & Chief
                                           Financial Officer

John J. McIntyre                   42      Director, Secretary

Lloyd E. Mear                      61      Director

Warren W. Gayle                    44      Director

Murray A. Braaten                  43      Director

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

Mr. Braaten graduated in 1980 with a Bachelor of Business Administration with Distinction for the University of Regina and a Bachelor of Laws from the University of Saskatchewan in Saskatoon.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 1996 and 1997 ("fiscal years") payable to Mr. Renyk, the Company's President. No other officer received any compensation from the Company in these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                Long-Term
                                              Compensation
                                                 Awards

                                            Restricted Stock     All Other
                               Salary(1)         Awards         Compensation
                               --------          ------         ------------
Edward Renyk      1996          $90,000            --                --
                  1997          $90,000            --                --

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

Stock Options

The Company did not grant any stock options to any executive officer during fiscal years 1996 and 1997.

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

      The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1997, no options were granted pursuant to this plan.

      Stock Grant Program

      The Company has reserved 300,000 shares of its authorized Common Stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable, except for transfers back to the Issuer, for a period of one year from the date of issue. As of December 31, 1996, a total of 100,000 shares had been granted to five directors pursuant to this plan. No further grants have been made.

Board Compensation

The Board, from time to time, is authorized to establish compensation for the Directors, but none has been set at this date. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.


                                            Number of           Percentage of
Name                                        Shares owned (1)    Shares Owned (2)

Noble Metal Group Incorporated                    4,085,000          58.92%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2

James A. Howell                                     700,000          10.12%
Maritime Transport & Technology, Inc.
161 W. 15th St., Ste. 7A
New York, New York  10011

E. D. Renyk                                         390,000           5.62%
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director, President
& Chief Financial Officer

J. J. McIntyre                                      390,000           5.62%
McIntyre Winteringham
1501 - 543 Granville St.
Vancouver, BC, Canada  V6C 1X8
Director & Secretary

Lloyd Mear                                           70,000            --
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director

D. Dennis                                           808,500          11.66%
705 - 588 Broughton St.
Vancouver, BC, Canada  V6G 3E3

Warren W. Gayle                                      20,000            --
2081 Gordon Avenue
West Vancouver, BC, Canada  V7V 1V8

Murray A. Braaten                                    20,000            --
708 W. 22nd Avenue
Vancouver, BC, Canada  V5Z 1Z7

Officers and Directors                              890,000          12.84%
as a Group (5 persons)

 o    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 6,933,500 shares of Common Stock  outstanding on December 31,
      1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In accordance with the Operating Agreement, the Company's principal stockholder, Noble, has agreed to serve as the operator of the Company's mining activities. The terms of the Operating Agreement are discussed in Item 1 -"Business."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

3.1   Certificate of Incorporation of the Registrant (1)
3.2 Certificate of Amendment dated June 23, 1989 to Certificate of Incorporation (1)
3.3 Certificate of Amendment dated June 1, 1995 to Certificate of Incorporation (1)
3.4   Certificate for Renewal and Revival of Charter dated June 1, 1995 (1)
3.5   By-laws of the Registrant (1)
4.1   Form of Common Stock Certificate (1)
10.1  Agreement to Exchange Assets for Stock (1)
10.2  Operating Agreement (1)
10.3 Extension Agreement between the Registrant and Noble dated September 1, 1995 (1)
10.4 Second Extension Agreement between the Registrant and Noble dated April 30, 1996 (1)
10.5  Satisfaction of Debt with Stock-Noble Metal Group Incorporated (1)
10.6 Modification and Extension Agreement between Registrant and Noble dated July 1996 canceling $1,000,000 obligation and further extending date for payment of $954,500 in consideration for agreement to deliver 3,421 ounces of gold (1)
10.7 Agreement of Business Combination by Exchange of Assets for Stock Regarding Place Lease #1160 between the Registrant and Dorothy Dennis
      (1)

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

Dated: July 10, 1998
                                    NAPTAU GOLD CORPORATION
                                    (Registrant)


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

  Signature                   Title                             Date
  ---------                   -----                             ----


/s/ Edward D. Renyk           President, Director and           July 10, 1998
-------------------           Principal Accounting Officer
Edward D. Renyk


/s/ John J. McIntyre          Director                          July 10, 1998
--------------------
John J. McIntyre


/s/ Lloyd E. Mear             Director                          July 10, 1998
-----------------
Lloyd E. Mear


/s/ Warren W. Gayle           Director                          July 10, 1998
-------------------
Warren W. Gayle


/s/ Murray A. Braaten         Director                          July 10, 1998
---------------------
Murray A. Braaten

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

Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5

                              [LETTERHEAD OF KPMG]

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the balance sheets of Naptau Gold Corporation as at December 31, 1997 and 1996 and the statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in accordance with generally accepted accounting principles in the United States.


/s/ KPMG

Chartered Accountants


Vancouver, Canada

March 25, 1998


COMMENTS BY AUDITOR FOR U.S. READERS ON
CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1997 and 1996 and as described in note 1 of the consolidated financial statements. Our report to the shareholders dated March 25, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.


/s/ KPMG

Chartered Accountants


Vancouver, Canada

March 25, 1998

NAPTAU GOLD CORPORATION

Balance Sheets
(expressed in United States dollars)

December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                                    1997           1996
                                                                -----------    -----------
Assets
Equipment                                                       $    71,582    $        --
Mineral properties (note 3)                                       3,341,831      2,988,850
Deferred financing costs                                                 --          9,090
                                                                -----------    -----------
                                                                $ 3,413,413    $ 2,997,940
                                                                ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities (note 4)          $   277,251    $   157,183
     Contracts payable to related parties (note 3)                1,908,893      1,494,830
     Loans payable to related parties (note 4)                       27,680         12,770
                                                                -----------    -----------
                                                                  2,213,824      1,664,783
Shareholders' equity:
     Capital stock (note 5):
          Authorized:
               5,000,000 preferred shares with a par value of
                                   $0.001 per share
              20,000,000 common shares with a par value of
                                   $0.001 per share
               Issued and outstanding:
               6,933,500 common shares (1995 - 6,700,000)             6,934          6,934
          Additional paid-in capital (note 5)                     1,534,105      1,534,105
          Deficit                                                  (341,450)      (207,882)
                                                                -----------    -----------
                                                                  1,199,589      1,333,157
Continuing operations (note 1)
Commitments and contingency (notes 3 and 6)
                                                                -----------    -----------
                                                                $ 3,413,413    $ 2,997,940
                                                                ===========    ===========

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                         Years ended December 31,
                                                   -----------------------------------
                                                      1997         1996         1995
                                                   ---------    ---------    ---------
Expenses:
     Interest Expense                                  2,035           --           --
     Management salary (note 6)                    $  90,000    $  90,000    $  45,000
     Professional fees                                17,035       25,940       12,853
     Office and administrative                         4,105        1,332          757
     Stock grant program expense (note 5(c)(ii))          __           --          100
     Write-off of deferred financing costs            20,393       30,000           --
                                                   ---------    ---------    ---------
Loss for the year                                    133,568     (147,272)     (58,710)
Deficit, beginning of year                           207,882      (60,610)      (1,900)
                                                   ---------    ---------    ---------
Deficit, end of year                               $ 341,450    $(207,882)   $ (60,610)
                                                   =========    =========    =========
Loss per share                                     $   (0.02)   $   (0.02)   $   (0.01)
                                                   =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Cash Flows (note 8)
(expressed in United States dollars)
--------------------------------------------------------------------------------

                                                            Years ended December 31,
                                                      -----------------------------------
                                                         1997         1996         1995
                                                      ---------    ---------    ---------
Cash generated from (used in):
Operations:
     Loss for the year                                $(133,568)   $(147,272)   $ (58,710)
     Add items not involving cash:
       Write-off of deferred financing costs             20,393       30,000           --
       Stock grant program expense                           --           --          100
     Changes in non-cash operating working capital:
       Accounts payable and accrued liabilities         120,068      112,183       45,000
                                                      ---------    ---------    ---------
                                                          6,893       (5,089)     (13,610)
Financing:
     Deferred financing costs recovered (incurred)      (11,303)         910      (40,000)
     Payment of contracts payable                       (10,500)          --      (45,500)
     Loans payable to related parties                    14,910        7,073      101,697
                                                      ---------    ---------    ---------
                                                         (6,893)       7,983       16,197
Investments:
     Mineral properties                                      --       (3,894)      (1,587)
                                                      ---------    ---------    ---------
Increase (decrease) in cash                           $      --    $  (1,000)   $   1,000
Cash, beginning of year                                      --        1,000           --
                                                      ---------    ---------    ---------
Cash, end of year                                     $      --    $      --    $   1,000
                                                      =========    =========    =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Notes to Financial Statements
(expressed in United States dollars)

December 31, 1997

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

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 1997, the Company had a working capital deficiency of approximately $2,200,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

      (a)   Equipment:

            Equipment is recorded at cost. Depreciation will commence once the assets have been put in use and will be provided using the straight-line method over 10 years, being the estimated useful life of the assets.

      (b)   Mineral property interests:

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

      (c)   Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 2
(expressed in United States dollars)

December 31, 1997

================================================================================

2.   Significant accounting policies (continued):

      (d)   Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year.

      (e)   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Significant areas requiring the use of management estimates include impairment of assets and useful lives for depreciation. Actual results may differ from those estimates.

      (f)   Financial instruments:

            With the exception of amounts due to related parties, as at December 31, 1997 and 1996, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in note 4.

3.    Mineral properties:

===================================================================================
                                                               1997         1996
-----------------------------------------------------------------------------------
Placer Leases, Cariboo Mining Division, British Columbia:
    Acquisition costs:
         Placer Leases acquired from Noble (note 3(a))      $1,775,000   $1,775,000
         Placer Leases acquired from an affiliate of the
           Company (note 3(b))                                 200,800      200,800
-----------------------------------------------------------------------------------
                                                             1,975,800    1,975,800
    Deferred interest and financing costs:
         Paid or accrued to Noble (note 3(a))                  361,970      251,725
         Paid to an affiliate of the Company (note 3(b))        20,400       20,400
-----------------------------------------------------------------------------------
                                                               382,370      272,125
    Exploration and development expenditures:
         Incurred by Noble                                     978,181      735,445
         Incurred by the Company                                 5,480        5,480
-----------------------------------------------------------------------------------
                                                               983,661      740,925
-----------------------------------------------------------------------------------

                                                            $3,341,831   $2,988,850
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

December 31, 1997

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

            o for the next $1,000,000 of proceeds or 2,500 ounces of gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative proceeds in excess of $2,000,000 or 5,000 ounces of gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble (see below).

            During 1997, the Company entered into an extension agreement with Noble which granted the Company a further extension to December 31, 1998 to pay the revised balance of $954,500 due as at December 31, 1995, in consideration for the Company agreeing to pay interest on such balance at a rate of 10% until June 30, 1997 and at a rate of 12% thereafter. In addition, the Company agreed to pay Noble 4,561 ounces of gold, instead of the 3,421 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer mining leases, if any. The Company also advanced $10,500 to Noble during 1997, which has been recorded as an additional reduction in contracts payable. The interest on the contracts payable has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to Noble has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            The parties also agreed to revise the division of gold produced from the Placer Leases, if any, to incorporate the following:

            (i) the first 300 ounces of gold due to the Company from anticipated 1998 mining operations will be paid to Noble in satisfaction of the terms of the 1996 extension agreement;

            (ii) up to 40% of the balance of the number of ounces of gold due to the Company from anticipated 1998 mining operations, until the 4,561 ounces referred to above is reached, will be paid to Noble;

            (iii) up to 50% of the balance of the number of ounces of gold due to the Company from anticipated 1999 mining operations, until the balance, if any, of the 4,561 ounces referred to above is reached, will be paid to Noble;

            (iv) up to 60% of the balance of the number of ounces of gold due to the Company from anticipated 2000 and subsequent years mining operations, until the balance, if any, of the 4,561 ounces referred to above is reached, will be paid to Noble.

            The parties also agree that Naptau shall not sell or assign its interest in the Placer Leases until such time as these gold obligations are satisfied.

      (b)   Placer Lease acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996, the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due dates for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100 ounces of gold from the Company's share of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate has not been accrued in these financial statements due to the uncertainty of ultimate payment.

            During 1997, the Company entered into an extension agreement with the Affiliate with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 150 ounces of gold, instead of the 100 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer mining leases, if any, to extend the due date to December 31, 1998.

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 4
(expressed in United States dollars)

December 31, 1997

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

      At December 31, 1997, accounts payable and accrued liabilities include accruals totalling $225,000 (1996 - $135,000) for salaries to a director and officer pursuant to an employment agreement (note 6), which are included in management salary expense for the period.

5.    Capital stock:

      (a)   Authorized:

                  During 1995, the Company increased the authorized capital
            stock from 200 common shares with a par value of $0.001 per share to 25,000,000 shares consisting of 5,000,000 preferred shares and 20,000,000 common shares, each with a par value of $0.001 per share, of which 190 common shares were outstanding. The Company subsequently split the 190 common shares outstanding on a 10,000 new for 1 old basis. The number of shares issued as at December 31, 1994 have been restated to reflect this share split as if it had occurred on inception.

      (b)   Issued:

                  A continuity of the Company's issued and outstanding capital stock is as follows:

==============================================================================================================
                                                      Common shares
                                              -------------------------------    Additional
   Year     Consideration                           Number         Amount      Paid-in capital       Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994 (note 5(a))            1,900,000     $     1,900     $         --     $      1,900

1995        Mineral properties (note 3(a))        4,000,000           4,000        1,771,000        1,775,000
1995        Reduction in additional
              paid-in capital relating to
              operating agreements with
              Noble (note 3(a))                          --              --       (1,602,661)      (1,602,661)
1995        Mineral properties (note 3(b))          800,000             800                               800
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                        6,700,000     $     6,700     $    168,339     $    175,039

1996        Services under stock grant
              program (note 5(c)(ii))               100,000             100                -              100
1996        On conversion of loans payable
              to related parties (note 4)            40,000              40           95,960           96,000
1996        As consideration for extending
              the due dates of contracts
              payable (note 3)                       93,500              94          224,306          224,400
1996        Increase in additional paid-in
              capital resulting from
              amendment to operating
              agreement with Noble (note 3(a))           --              --        1,000,000        1,000,000
1996        Increase in additional paid-in
              capital relating to operating
              agreements with Noble (note 3(a))          --              --           45,500           45,500
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 and 1997               6,933,500     $     6,934     $  1,534,105     $  1,541,039
==============================================================================================================

NAPTAU GOLD CORPORATION

Notes to Financial Statements, page 5
(expressed in United States dollars)

December 31, 1997

================================================================================

5.    Capital stock (continued):

      (c)   Stock option plan and stock grant program:

            in June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

      (i)   Stock option plan:

            The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. To December 31, 1997, no options were granted pursuant to this plan.

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

December 31, 1997

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

            For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $347,000 arising in 1995 through and 1997, are fully offset by a valuation allowance of the same amount.

8.    Supplementary cash flow information:

            The following non-cash financing and investing activities occurred during the period:

      ==========================================================================
                                                     Year end December 31,
                                             -----------------------------------
                                                1997        1996         1995
      --------------------------------------------------------------------------
      Acquisition of equipment
         for contracts payable               $  71,582    $      --   $       --

      Expenditures on mineral properties
         by way of increase in contracts
         payable                               352,981      340,330           --

      Acquisition of mineral properties
         for contracts payable                      --           --    2,200,000

      Reduction of contracts payable on
         amendment of operating agreement
         with Noble and resulting increase
         in additional paid-in capital              --    1,000,000           --

      Issue of common shares:
         For mineral properties, net of
         reduction of additional paid-in
         capital relating to agreements
         with Noble                                 --      269,900      173,139

      On settlement of loans payable
         to related parties                         --       96,000           --
      ==========================================================================

      The Company did not pay any interest or income taxes during the years ended December 31, 1997, 1996 or 1995.