Form 10QSB
period 1998-03-31
NAPTAU GOLD CORP
filed 1998-07-17
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-25786

                    ----------------------------------------

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

                                 (604) 277-5252
                           (Issuer's telephone number)
               --------------------------------------------------
                                (former address)

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

                  Yes |_|                          No   |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of March 31, 1998.

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|                          No   |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number

"Safe Harbor" Statement....................................................  1

Part 1. Financial Information..............................................  2

       Balance Sheets......................................................  2

       Statements of Operations and Deficit................................  3

       Statements of Cash Flows............................................  4

       NOTES TO FINANCIAL STATEMENTS.......................................  5

Item 2. Plan of Operation..................................................  6

Part II....................................................................  6

Item 6. Exhibits and Reports on Form 8-K...................................  6

       SIGNATURES..........................................................  7

"Safe Harbor" Statement

      Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of development, exploration and other expenditures, anticipated production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities related to the mining properties, unanticipated grade, geological, metallurgical, processing or other problems, conclusion of feasibility studies, changes in project parameters or plans, the timing and receipt of governmental permits, the failure of plant, equipment or processors to operate in accordance with specifications or expectations, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this Form 10-QSB. Most of these factors are beyond the Registrant's ability to predict or control. The Registrant disclaims any obligation to update any forward-looking statement made herein.

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
Assets
Current assets
   Cash                                          $       496      $      --
Equipment                                             71,582           71,582
Mineral properties                                 3,382,570        3,341,831
Deferred financing costs                                --               --
                                                 -----------      -----------
                                                 $ 3,454,648      $ 3,413,413
                                                 ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities      $   299,821      $   277,251
   Contracts payable to related parties            1,962,134        1,908,893
   Loans payable to related parties                   23,137           27,680
                                                 -----------      -----------
                                                 $ 2,285,092      $ 2,213,824
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
      6,933,500 common shares                          6,934            6,934
   Additional paid-in capital                      1,534,105        1,534,105
   Deficit                                          (371,483)        (341,450)
                                                 -----------      -----------
                                                 $ 1,169,556      $ 1,199,589

                                                 $ 3,454,648      $ 3,413,413
                                                 ===========      ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                                Three months      Three months
                                               Ended March 31,   Ended March 31,
                                                    1998              1997
                                               ---------------   ---------------
Expenses:

   Interest Expense                             $     830          $    --

   Management salary                               22,500             22,500

   Professional fees                                6,668              4,095

   Office and administrative                           35               --

                                                ---------          ---------

Loss for the period                                30,033            (26,595)

Deficit, beginning of period                     (341,450)          (207,882)
                                                ---------          ---------

Deficit, end of period                          $ 371,483          $(234,478)
                                                ---------          ---------

Loss per share                                  $    --            $   (0.01)
                                                ---------          ---------

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                Three months      Three months
                                                  Ended               Ended
                                               March 31, 1998    March 31, 1997
                                               ---------------   ---------------

Cash generated from (used in):

Operations:

   Loss for the period                            $ (30,033)      $ (26,595)

   Changes in non-cash operating working capital:

   Accounts payable and accrued liabilities          22,570          26,097
                                                  ---------       ---------
                                                     (7,463)           (499)
Financing:

   Deferred financing costs                            --              (101)

   Payment of contracts payable                      53,241            --

   Loans payable to related parties                  (4,543)            600
                                                  ---------       ---------
                                                     48,698            (499)

   Investing activities:
      Mineral properties                            (40,739)           --
                                                  ---------       ---------
Increase in cash                                  $     496       $       0

Cash, beginning of period                                 0               0
                                                  ---------       ---------
Cash, end of period                               $     496       $       0
                                                  =========       =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.    The Company and basis of presentation:

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

      The financial statements presented herein as of March 31, 1998 and for the three month periods ending March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 1998, the Company had a working capital deficiency of approximately $2,285,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

NAPTAU GOLD CORPORATION

Item 2. Plan of Operation

      The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties. The Company's properties are comprised of five adjacent placer mining leases and two adjacent staked placer claims (collectively, the "Properties") located in the Cariboo Mining District, British Columbia, Canada.

      It is estimated that the Company and prior owners of the Properties have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Because of the inconsistence of placer golds, none of the Company's Properties may be defined as containing proven or probable reserves. Although prior exploration programs have produced in excess of 300 ounces of gold from the Properties, the Company has not generated meaningful revenues and will not generate revenues until commencement of full-scale placer mining operations.

      In May 1997 the Company moved a new $250,000 production plant on site with the expectation of processing 150,000 to 200,000 cubic yards of material over the 5 to 6 month 1997 mining season. This represented an average operating level of 50% of the capacity of the plant. This conservative estimate was based on the assumption that shakedown time would be required during start-up of production and the necessity of processing marginal pay gravels while opening the main channel deposits. Production did not commence during the 1997 mining season, however, due to the failure of the manufacturer of the production plant to deliver a turnkey plant. The Company spent the 1997 season and approximately $100,000 bringing the plant to operating status. Concurrently with the preparation of the production plant, the Company carried on further site preparation in anticipation of an upcoming season of production.

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

      At March 31, 1998, the Company had a working capital deficit of approximately $2,285,000, a substantial portion of which is owed to Noble, $1,762,134, and officers and directors of the Company, all of whom have a vested interest in ensuring the Company's continued existence. During the first three months of 1998 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries and professional fees. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

Part II

Item 6. Exhibits and Reports on Form 8-K

      Response: None.

NAPTAU GOLD CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: July 17, 1998                      By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer