Form 10QSB
period 1998-06-30
NAPTAU GOLD CORP
filed 1998-08-14
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________________________ to _____________________

Commission File Number 0-25786

                      -----------------------------------

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

                                 (604) 277-5252
                           (Issuer's telephone number)
                 -----------------------------------------------
                                (former address)

                      -----------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |_|                      No |x|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding as of June 30, 1998.

      Transitional Small Business Disclosure Format (check one):

                      Yes |_|                      No |x|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                         Number

"Safe Harbor" Statement.....................................................  1

Part 1. Financial Information...............................................  2

        Balance Sheets......................................................  2

        Statements of Operations and Deficit................................  3

        Statements of Cash Flows............................................  4

        Notes to Financial Statements.......................................  5

Item 2. Plan of Operation...................................................  6

Part II ....................................................................  7

Item 6. Exhibits and Reports on Form 8-K....................................  7

        SIGNATURES..........................................................  8

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                                           June 30, 1998   December 31, 1997
                                                           -------------   -----------------
Assets
Current Assets
    Cash                                                    $        84       $
    Equipment                                                    71,582            71,582
    Mineral properties                                      $ 3,647,939       $ 3,341,831
                                                            -----------       -----------
                                                            $ 3,719,605       $ 3,413,413
                                                            ===========       ===========
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable and Accrued Liabilities                $   339,645       $   277,251
    Contracts Payable to related parties                      2,227,843         1,908,893
    Loans Payable to related parties                        $    23,137       $    27,680
                                                            -----------       -----------
                                                            $ 2,590,625       $ 2,213,824
Shareholders' Equity
    Capital Stock
           5,000,000 preferred shares with a par value
              of $0.001 per share
           20,000,000 common shares with a par value
              of $0.001 per share
    Issued and outstanding:
       6,933,500 common shares                                    6,934             6,934
    Additional paid-in capital                                1,534,105         1,534,105
    Deficit                                                 $  (412,059)      $  (341,450)
                                                            -----------       -----------
                                                            $ 1,128,980       $ 1,199,589
                                                            -----------       -----------

                                                            $ 3,719,605       $ 3,413,413
                                                            ===========       ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                   Six Months      Six Months     Three Months    Three Months
                                     Ended           Ended           Ended           Ended
                                 June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                 -------------   -------------   -------------   -------------
Expenses:

    Interest Expense               $   1,083       $     452       $     253       $     452

    Management Salary                 45,000          45,000          22,500          22,500

    Professional Fees                 21,871          13,606          15,203           9,510

    Office and Administrative      $   2,656              --       $   2,621              --
                                   ---------       ---------       ---------       ---------

Loss for the period                  (70,610)        (59,058)        (40,557)        (32,462)

Deficit, beginning of period        (341,450)       (207,882)       (371,483)       (234,478)

Deficit, end of period             $(412,060)      $(266,940)      $(412,060)      $(266,940)

Loss per share                     $   (0.01)      $   (0.01)      $   (0.01)      $   (0.01)
                                   =========       =========       =========       =========

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                    Six Months Ended  Six Months Ended
                                                     June 30, 1998     June 30, 1997
                                                    ----------------  ----------------
Cash generated from (used in):

Operations:

    Loss for the period                                $ (70,610)        $ (59,058)

    Change in non-cash operating working capital:

    Accounts Payable and Accrued Liabilities           $  62,934         $  64,260
                                                       ---------         ---------
                                                          (8,216)            5,202

Financing:

    Deferred Financing Costs                                  --            (6,403)

    Payments of contracts payable                        318,950           403,860

    Loans payable to related parties                   $  (4,543)        $   1,200
                                                       ---------         ---------
                                                         306,191           403,859

    Investing activities:

       Mineral properties:                              (306,107)         (403,859)

    Increase in cash                                          84                 0

    Cash, beginning of period                                  0                 0

    Cash, end of period                                $      84         $       0
                                                       =========         =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

                          Notes to Financial Statements

1. The Company and basis of presentation:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties. (note 3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising of various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      The financial statements presented herein as of June 30, 1998 and for the three and six month periods ending June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the three and six months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

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

      It is estimated that the Company and prior owners of the Properties have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Because of the inconsistency of placer golds, none of the Company's Properties may be defined as containing proven or probable reserves. Although prior exploration programs have produced in excess of 300 ounces of gold from the Properties, the Company has not generated meaningful revenues and will not generate revenues until commencement of full-scale placer mining operations.

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

      At the commencement of the 1998 mining season the Company completed the tasks necessary to commence production, which included the stripping and hauling of surface materials and the heavy blue clay which overlies the channel deposits. The materials expected, rich black/brown gravels, grey/green gravels and boulders are now exposed at the upper portion of the channel pocket. The edges of the first placer pocket were exposed with the pocket appearing to be 75 feet(25 meters) wide and, per the previous Seismic Refraction Surveys, Induced Polarization Survey and past drilling, will drop off sharply to a depth of some 135 feet(45 meters) of which 90 feet(30 meters) extends below the level of Keithley Creek.

      In May and June 1998 the Company successfully initiated test runs of the production plant using materials from the upper edges of the pocket yielding small flat and rice sizes of gold. As this material was extracted 18 feet (6 meters) above the actual drop into the placer pocket it is very encouraging. The Company anticipates that it will continue to process materials through the balance of the 1998 mining season.

      The Company intends to stop processing materials and shut-down the mining operation for winter at the end of September 1998 with the exception, weather permitting, of a stripping crew which will remain active preparing the site for the following spring start-up.

      The Company currently anticipates that it will process approximately 100,000 cubic yards of material over the balance of the 1998 mining season.

      At June 30, 1998, the Company had a working capital deficit of approximately $2,591,000, a substantial portion of which is owed to Noble, $2,038,343, and officers and directors of the Company, all of whom have a vested interest in ensuring the Company's continued existence. During the first six months of 1998 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries and professional fees. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

Part II

Item 6. Exhibits and Reports on Form 8-K

      Not applicable.

NAPTAU GOLD CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          --------------------------------
Dated: August 10, 1998                    By: Edward D. Renyk
                                              President and
                                              Principal Accounting Officer