Form 10QSB
period 1998-09-30
NAPTAU GOLD CORP
filed 1998-11-16
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-26600

                    ----------------------------------------

                             NAPTAU GOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   22-3386947
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

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

                              Yes |_|       No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,933,500 shares of Common Stock, $.001 par value, were outstanding, as of November 10, 1998.

        Transitional Small Business Disclosure Format (check one):

                              Yes |_|       No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

"Safe Harbor" Statement....................................................... 1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Information ................................................ 2

        Balance Sheets ....................................................... 2

        Statements of Operations and Deficit ................................. 3

        Statements of Cash Flows ............................................. 4

        NOTES TO FINANCIAL STATEMENTS ........................................ 5

Item 2. Plan of Operation .................................................... 6

PART 2. OTHER INFORMATION

Item 6. Exhibits, Lists and Reports on Form 8-K .............................. 8

SIGNATURES ................................................................... 9

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                                  September 30, 1998      December 31, 1997
                                                  -----------------------------------------
Assets

Current assets

  Cash                                               $       537             $        --

Inventory                                                  5,576                      --

Equipment                                                 71,582                  71,582

Mineral properties                                     4,034,117               3,341,831
                                                     -----------             -----------

                                                     $ 4,111,812             $ 3,413,413
                                                     ===========             ===========

Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable and accrued liabilities           $   363,901             $   277,251

  Contracts payable to related parties                 2,597,273               1,908,893

  Loans payable to related parties                        23,537                  27,680
                                                     -----------             -----------

                                                     $ 2,984,711             $ 2,213,824

Shareholders' equity

   Capital stock

    Authorized:

        5,000,000 preferred shares with
        a par value of $0.001 per share

        20,000,000 common shares with a
        par value of $0.001 per share

   Issued and outstanding:

    6,933,500 common shares                                6,934          6,934

  Additional paid-in capital                           1,581,105      1,534,105

Deficit                                                 (460,938)      (341,450)
                                                     -----------    -----------

                                                     $ 1,127,101    $ 1,199,589
                                                     -----------    -----------

                                                     $ 4,111,812    $ 3,413,413
                                                     ===========    ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                 Inception             Three months           Nine months           Nine months
                                     to                   Ended                  Ended                 Ended
                             September 30, 1998     September 30, 1998    September 30, 1998    September 30, 1997
Expenses:

  Interest Expense                   6,343               $   1,083                4,305              $     452

  Management salary                292,500                  45,000               67,500                 45,000

  Professional fees                101,052                  21,871               43,932                 13,606

  Office and administrative          8,750                   2,656                3,750                     --

  Write off deferred
     financing costs                50,393                      --                   --                     --
                                  --------               ---------             --------              ---------

  Loss for the period              (59,038)                (70,610)            (119,487)               (59,058)

  Deficit, beginning of
     period                         (1,900)               (341,450)            (341,450)              (207,882)
                                  --------               ---------             --------              ---------

  Deficit, end of period          (460,938)              $(412,060)            (460,937)             $(266,940)
                                  --------               ---------             --------              ---------

  Loss per share                     (0.07)              $   (0.01)               (0.02)             $   (0.01)
                                  --------               ---------             --------              ---------

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                        Nine months           Nine months
                                                           Ended                 Ended
                                                    September 30, 1998    September 30, 1997
                                                    ----------------------------------------
Cash generated from (used in):

Operations:

  Loss for the period                                   $(119,487)            $(291,740)

  Items not involving cash:
     Write-off of deferred
     financing costs                                           --                30,000

Stock grant program expense                                    --                   100

Changes in non-cash operating working capital:

  Inventory                                                (5,576)

  Accounts payable and
    accrued liabilities                                    86,650               246,883
                                                        ---------             ---------

                                                          (38,413)              (14,757)

Financing:

  Deferred financing costs                                     --              (129,224)

  Changes in contracts payable                            688,380               395,242

  Loans payable to related parties                         (4,143)              112,782

  Capital contributed by a shareholder                     47,000                    --

                                                          731,237               378,000

  Increase in cash                                            537             $       0

Cash, beginning of period                                       0                     0
                                                        ---------             ---------

Cash, end of period                                     $     537             $       0
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

      The financial statements presented herein as of September 30, 1998 and for the nine month periods ending September 30, 1998 and 1997, and for the three month period ended September 30, 1998, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

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

      Since the acquisition of the Properties in 1995 the Company has expended $1,840,878 on the Properties and during the quarter ended September 30, 1998, recovered $137,469 from the sale of gold extracted during operations. These expenditures, net of such recoveries, are reflected as Deferred Costs and included in Mineral Properties on the Balance Sheet. It is estimated that the prior owners of the Properties, since commencing preliminary testing in 1981, had expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. Because of the inconsistency of placer golds, none of the Company's Properties may be defined as containing proven or probable reserves. Although prior exploration programs have produced in excess of 300 ounces of gold from the Properties, the Company has not generated sustained revenues and will not generate sustained revenues until commencement of full-scale placer mining operations.

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

      At the commencement of the 1998 mining season the Company continued the stripping and hauling of surface materials and the heavy blue clay which overlies the channel deposits. The materials expected, rich black/brown gravels, grey/green gravels and boulders are now exposed at the upper portion of the channel pocket. The edges of the first placer pocket were exposed with the pocket appearing to be 75 feet (25 meters) wide and, per the previous Seismic Refraction Surveys, Induced Polarization Survey and past drilling, will drop off sharply to a depth of some 135 feet (45 meters) of which 90 feet (30 meters) extends below the level of Keithley Creek.

      In May and June 1998 the Company initiated test runs of the production plant using materials from the upper edges of the pocket yielding small flat and rice sizes of gold. During the balance of the 1998 mining season the Company continued with site preparation and in particular, during the later part of August and the month of September, carried on larger and continued levels of operation recovering a total of 591.90 oz. of raw placer gold.

The following table details the recovery

--------------------------------------------------------------------------------
Days of        Cubic Yds.     Recovered     Ounces     Oz/Cu. Yd.      S/Cu. Yd.
Processing     Processed      Grams
--------------------------------------------------------------------------------
3              900            473.3         15.22      0.017           3.87

6              1,580          2,092.7       67.28      0.049           11.05

3              672            1,696.7       54.55      0.081           16.91

4              1,814          4,063.3       130.65     0.072           17.34

5              1,642          2,976.0       95.68      0.058           14.33

7              2,360          6,716.4       215.93     0.091           24.17
--------------------------------------------------------------------------------

      The Company, with the exception of 24 oz. of gold which is carried as inventory, sold the gold recovered and applied the proceeds to the current periods exploration costs included on the Balance Sheet as part of Mineral Properties.

      As of the first week in October operations were suspended for the season with the expectation that, weather permitting, the Company will return to the site in early May 1999 to commence the new season.

      No stripping was carried out at the end of the season. When the Company commences operations in the Spring it is anticipated that there will be approximately two weeks required to recapture the mining site from any dislocation of the bench soils caused by winter and spring soil erosion and to strip additional working areas.

      In order to group and subsequently convert Placer Leases #29, 1159, 1160, 1850, and 2093 to a "Lease of Placer Minerals" (LPM) the Company commissioned Durfeld Geological Management Ltd. to carry out a Ground Positioning Survey of the noted Placer Leases which covered an area of 211.34 hectares. The GPS was completed and accepted by the Province of British Columbia, Ministry of Mines and Petroleum Resources and a Lease of Placer Minerals was granted October 14, 1998. A Lease of Placer Minerals is granted for a term of ten years and may be renewed for further terms of up to ten years each. Maintenance of the LPM is by way of an annual rental fee.

      The Company concluded the season with a favorable on-site Inspection Report dated September 29, 1998 carried out by the Inspector of Mines from Prince George, British Columbia, Ministry of Energy and Mines, Mines Branch.

      At September 30, 1998, the Company had a working capital deficit of approximately $2,980,000, a substantial portion of which is owed to Noble, $2,397,000, and officers and directors of the Company, all of whom have a vested interest in ensuring the Company's continued existence. During the first six months of 1998 the Company's operating expenses consisted primarily of amounts accrued in respect of officer salaries and professional fees. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

Item 5. Other Information

      The Company has engaged First London Securities Corporation of Dallas, Texas, to act as its financial advisor, furnish investment banking services and assist the Company to initiate trading in its Common Stock. To date, First London Securities Corporation has filed Form 211 with the National Association of Securities Dealers with a view towards initiating quotations for the Company's Common Stock on the Electronic Bulletin Board.

      The Company intends to request First London to determine whether the Company might raise the funds required to conduct operations next season through an offering of debt or equity securities of the Company. Any issuance of equity securities of the Company would dilute the holdings of the current shareholders.

      The Company received from the United States Securities and Exchange Commission a letter (the "Comment Letter") commenting upon its Report on Form 10K-SB for the year ended December 31, 1997 ("1997 10K"), and its Reports on Form 10Q-SB for the quarters ended March 31 and June 30, 1998. The Comment Letter was not received by the Company sufficiently in advance of the deadline for the filing of this Report on Form 10Q-SB for the Company to reflect the comments in the financial statements included herein.

      The Comment Letter requests that the Company make certain additional disclosures in its 1997 10K, revise certain disclosures included therein and include certain cumulative financial information in all of its periodic reports. Among the comments received was a comment suggesting that the Company should expense rather than capitalize mineral property acquisition costs and the related exploration/development costs. The Company is reviewing with its auditors the rules with respect to the capitalization of mineral property acquisition costs and the related exploration/mineral costs. The Company intends to promptly file amendments to its 1997 10K and its reports on Form 10Q-SB responsive to the Comment Letter. If the Company were to expense rather than capitalize its mineral costs, this would have the effect of reducing the asset "Mineral Properties" carried on its Balance Sheet and increasing its historical losses.

Part 2. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NAPTAU GOLD CORPORATION


                                      /s/ Edward D. Renyk
                                      ------------------------------------------
Dated: November 10, 1998              By: Edward D. Renyk
                                      President and Principal Accounting Officer