Form 10KSB/A
period 1997-12-31
NAPTAU GOLD CORP
filed 1999-02-24
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-26600

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

                  Yes |_|                              No  |X|

================================================================================

                                TABLE OF CONTENTS

ITEM 1.     BUSINESS........................................................   3

ITEM 2.     DESCRIPTION OF PROPERTY........................................   11

ITEM 3.     LEGAL PROCEEDINGS..............................................   12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   12

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS...................................   12

ITEM 6.     PLAN OF OPERATION..............................................   13

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................   14

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....   14

ITEM 10.    EXECUTIVE COMPENSATION.........................................   15

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................   16

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   17

            APPENDIX A  GLOSSARY OF CERTAIN MINING TERMS...................   18

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................   24

ITEM 1. BUSINESS

Naptau Gold Corporation ("Naptau" or the "Company") is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties located in the Cariboo Mining District of British Columbia.

During 1995, the Company entered into an agreement (the "Exchange Agreement") to acquire certain placer leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. During 1995 the Company also acquired from Dorothy Dennis (the "Affiliate") an additional placer lease contiguous with the placer leases acquired from Noble. The Company and Noble also entered into an operating agreement (the "Operating Agreement") whereby Noble will remain the operator for the mining activities on the placer leases acquired from Noble and Dorothy Dennis (collectively, the "Placer Leases") for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term.

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

      As a result of certain extensions and modifications made to the Acquisition Agreement with Dorothy Dennis the Company is obligated to pay the Affiliate $200,000, and deliver the Affiliate 150 ounces of gold.

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

Exploration Results and Potential Mineral Deposits

The Properties have been the object of considerable exploration and testing which indicate gold-bearing gravels are present on the north bench of Keithley Creek on Placer Lease #29. Although not homogeneous, the gold is contained in zones of varying richness.

The "Tertiary Channel", a buried paleogulch channel on Placer Leases #29 and #1850 which is a former course of Snowshoe Creek, was first identified by a Seismic Refraction Survey in 1982. This Channel also contains gold bearing gravels. It should be noted that, historically placer gold from Keithley Creek in comparison to other creeks is of a very high fineness (pure gold is 1000 fine. The average fineness of placer gold obtained in California is 885 fine).

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

During the 1995 season the Company continued upgrading the physical site, buildings and reinforcing roadways. Construction of the settling, tailing and water reservoir ponds was completed. Clearing and raking of newly opened areas continued as required. The Company also carried out geological, geophysical and further Seismic Refraction surveys to delineate the channels and production area. In total, for the year ended December 31, 1995, the Company expended $398,926 on the above site and survey programs which was recorded as Mineral Properties on the Balance Sheet and detailed in note 3 of the Financial Statements.

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

Valuation of the Noble Leases and PL # 1160 and Director Lease by W.G.T. Consultants Ltd.

To assist the Company in determining the value of the Noble Leases and their potential for future development, in June 1995, the Company obtained an opinion (the "Noble Valuation") on the fair market value of the Noble Leases from W.G.T. Consultants Ltd. ("W.G.T."), an independent mining consulting firm then headquartered in Calgary, AB, Canada and subsequently relocated to Vancouver, BC, Canada. In rendering the Noble Valuation, W.G.T. relied on published and private reports, maps and data (the "Exploration Data") provided by the Company and Noble and past visits by the W.G.T. personnel to the Lease sites in 1985, 1986, 1994 and 1995. W.G.T. received a fee of $1,006.67 from the Company for the preparation of the Noble Valuation and a fee of $1,712.00 from Dorothy Dennis for the preparation of the 1160 Valuation.

In considering the foregoing, it should be noted that at present because of the inconsistence of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. The Company and prior owners have carried out extensive exploration and geological delineations of the placer bearing channels to the extent that it is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982 and completion of the additional site preparation recommended by W.G. T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content to warrant further testing in 1997. If the indicated potential recoveries are confirmed during testing, the testing program will be escalated into full-scale operations.

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

Substantial Indebtedness to Related Parties. The Company owed an aggregate of $1,908,893 to Noble and Dorothy Dennis in consideration of the transfer of the Placer Leases and services rendered pursuant to the Operating Agreement. In addition, Noble is entitled to retain a certain percentage of the gold produced from the Placer Leases for services rendered and the Company has agreed to deliver to Noble an aggregate of 4,861 ounces of gold from the Company's portion of the gold produced at the Placer Leases. There can be no assurance that the Company will be able to satisfy its obligations to Noble and Dorothy Dennis.

Conflicts of Interest. The terms upon which the Company acquired the Placer Leases and the terms of the Operating Agreement were determined by negotiations between representatives of Noble and the Company. Noble currently owns more than a majority of the outstanding shares of the Company. Therefore, the agreements between Noble, Dorothy Dennis and the Company should not be deemed the product of arms' length negotiations.

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

The following is a description of the Placer Leases that were assigned to the Company in 1995 pursuant to Exchange Agreements with Noble and Dorothy Dennis. All Placer Leases or Placer Claims carry the right to multiple extensions.

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


                                            Number of           Percentage of
Name                                        Shares owned (1)    Shares Owned (2)

Noble Metal Group Incorporated (3)                4,085,000          58.92%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2

James A. Howell                                     700,000          10.12%
Maritime Transport & Technology, Inc.
161 W. 15th St., Ste. 7A
New York, New York  10011

Edward D. Renyk                                     390,000           5.62%
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director, President
& Chief Financial Officer

John J. McIntyre                                    390,000           5.62%
McIntyre Winteringham
1501 - 543 Granville St.
Vancouver, BC, Canada  V6C 1X8
Director & Secretary

Lloyd Mear                                           70,000            --
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director

Dorothy Dennis                                      808,500          11.66%
705 - 588 Broughton St.
Vancouver, BC, Canada  V6G 3E3

Warren W. Gayle                                      20,000            --
2081 Gordon Avenue
West Vancouver, BC, Canada  V7V 1V8

Murray A. Braaten                                    20,000            --
708 W. 22nd Avenue
Vancouver, BC, Canada  V5Z 1Z7

Officers and Directors                              890,000          12.84%
as a Group (5 persons)

 o    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 6,933,500 shares of Common Stock  outstanding on December 31,
      1997.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the Vancouver Stock Exchange. As per their Notice of Annual General Meeting dated February 16, 1998 the authorized capital was 100,000,000 shares withouth par value, of which 29,676,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital was Dorothy Dennis who held 3,463,047 shares representing 11.66%.

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

In October 1995 the Company issued 800,000 shares of Common Stock to Dorothy Dennis as partial consideration for the assignment of the PL #1160 Lease pursuant to the PL #1160 Agreement. In April 1996 the Company issued an additional 8,500 shares to Dorothy Dennis in consideration of her agreement to extend the due date of $200,000 payable pursuant to the PL #1160 Lease Agreement. For a more complete description of the terms of the PL #1160 lease Agreement and certain related agreements between the Company and Dorothy Dennis, see "Item 1. Business."

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

                                                                      APPENDIX A

                        Glossary of Certain Mining Terms

alluvial                      1. Deposited by a stream.
   alluvial channels          2. Relating to deposits made by flowing water.
alluvial fan                  fan a cone-shaped deposit of alluvium made by a
                              stream where it runs out onto a level plain or
                              meets a slower stream. The fans generally form
                              where streams issue from mountains upon the
                              lowland.
alluvial mining               (placer mining) the recovery of heavy minerals
                              (high specific gravity) that have become concentrated in secondary deposits, following separation by weathering agencies from primary veins higher up the watershed.
alluvium                      a general term for all detrital deposits resulting
                              from the operations of modern rivers, thus including the sediments laid down in river beds, flood plains, lakes, fans at the foot of mountain slopes, and estuaries.

arenaceous rock               resembling, made of, or containing sand or sandy
                              particles
argillaceous                  of, relating to, or containing clay or clay
   argillaceous rock          minerals

auriferous                    containing gold

bedrock the solid rock underlying auriferous gravel, sand, clay, etc., and upon which the alluvial gold rests. In placer use, the term bedrock may be generally applied to any consolidated formation underlying the goldbearing gravel. Bedrock may be composed of igneous, metamorphic or sedimentary rock. See - False bedrock claim an area of land staked by a prospector or mining company and then recorded (see "staking")

clastic rocks                 made up of fragments of pre-existing rocks
concessions:                  (a--sediment) that in which the State or private
   alluvial concessions       owner of mining property has the right to grant
   and rights                 concessions or leases to individuals or
                              corporations at discretion, or under grant
   development                concessions or leases to individuals or
concessions                   corporations at discretion, or under nationality
                              or color, has the right to locate on discovery or otherwise certain limited areas of ground and under certain conditions to hold, work or dispose of the same. (The "Claim" system)

confluence                    a junction or flowing together of streams; the
                              place where streams meet.

detritus a general name for incoherent sediments, produced by the wear and tear of rocks through the various geological agencies. The name is from the Latin for "worn" rock waste. A deposit of such material.

false bedrock                 a hard or relatively tight formation within a
                              placer deposit, at some distance above true bedrock, upon which gold concentrations are found.
                              Clay, volcanic ash, caliche or "tight" gravel formations can serve as false bedrocks. A deposit may have gold concentration on one or more false bedrocks, with or without a concentration on true bedrock.

fine gold                     1. Pure gold, i.e., gold of 1,000-fineness. 2.
                              Gold occurring in small particles such as those which would pass a 20-mesh screen but remain on 40-mesh.

fineness the proportion of pure gold in bullion or in a natural alloy, expressed in parts per thousand. Natural gold is not found in pure form; it contains varying proportions of silver, copper and other substances. For example, a piece of natural gold containing 150 parts of silver and 50 parts of copper per thousand, and the remainder pure gold, would be 800-fine. The average fineness of placer gold obtained in California is 885.

fines 1. The sand or other small-size components of a placer deposit. 2. The material passing though a screen during washing or other processing steps of a placer operation.

geochemical survey            the search for mineral deposits, particularly
   geochemical soil           metalliferous deposits, by analyzing rocks, stream
sampling surveys              silts, springs, soils, surface waters or organisms
                              for abnormal concentrations of elements.

geophysical survey            Geophysical exploration, commonly called applied
                              geophysics or geophysical prospecting, is conducted to locate economically significant accumulations of oil, natural gas, and other minerals, including groundwater. Surveys are generally identified by the property being measured namely, electrical, gravity, magnetic, seismic, thermal, or radioactive properties. Used primarily in the search for oil, gas, and base metals, electrical and electromagnetic surveys map variations in the conductivity or capacitance of rocks.

glacial periods               pertaining to, characteristic of, produced or
                              deposited by, or derived from a glacier.

gold-bearing gravels          see "placers"

Hadrynian                     one of the three eras of the Proterozoic times
                              which is of, relating to, or being the eon of geologic time or the corresponding system of rocks that includes the interval between the Archean and Phanerozoic eons, perhaps exceeds in length all of subsequent geological time, and is marked by rocks that contain fossils indicating the first appearance of eukaryotic organisms (as algae).

homogenous                    1 : of the same or a similar kind or nature; 2 :
                              of uniform structure or composition throughout

hydraulic operation           mining in which a bank of gold-bearing earth or
                              gravel is washed away by a powerful jet of water and carried into sluices, where the gold separates from the earth by its specific gravity.

I.P. surveys                  (induced polarization) a method, the basis of
                              which is, when an electrical circuit is passed through certain kinds of ground between electrodes placed at the surface, is interrupted, the electrical potential is reduced (decays) gradually and measurable. The method has been most effective where grains of metalliferous minerals are disconnected, with large surface areas and large ionic effects, and where the host rock has suitable resistivity.

lode a general term for metalliferous and some non-metalliferous deposits in solid, consolidated (hard rock) state as distinguished from unconsolidated deposits such as placers.

metamorphic                   of, relating to, or produced by metamorphism

metamorphism                  the mineralogical and structural adjustment of
                              solid rocks to physical or chemical conditions differing from those under which they were formed.

metasedimentary rocks         later or more highly organized or specialized form
                              of sedimentary rock

micaceous                     quartzites mica - any of various colored or
                              transparent mineral silicates crystallizing in monoclinic forms that readily separate into very thin leaves _ micaceous \ adj.

mineral deposits              Most minerals are found in veins, or
                              tabular-shaped deposits of nonsedimentary origin, often dipping at high angles; in beds, or seams, which are tabular deposits conforming to the stratification of enclosing rocks; and as masses, or large ore bodies of irregular shape standing at any angle. Gold, diamonds, tin, and platinum are often found in placers, or deposits of sand and gravel containing particles of the mineral.

ore reserve                   that part of a mineral deposit which could be
                              economically and legally extracted or produced at the time of the reserve determination.

overburden                    worthless or low-grade surface material covering a
                              body of useful mineral.

oxidized                      1. to change (a compound) by increasing the
   oxidized quartz            proportion of the electronegative part or change
                              (an element or ion) from a lower to a higher positive valence. 2. remove one or more electrons from an atom, ion, or molecule - vi: to become oxidized _ ox-i-diz-able \, adj.

pale- or paleo-               1 : involving or dealing with ancient forms or
                              conditions (paleobotany)
                              2 : early : primitive : archaic (Paleolithic)

paleoalluvial fan             see "alluvial fan"

paleochannel                  ancient channel

paleogulch                    ancient gulch (narrow valley setting)

paleozoic                     ancient geological era

placer an alluvial, marine, or glacial deposit containing particles of valuable mineral and esp. of gold.

placers the term is applied to deposits of sand, gravel, and other detrital or residual material containing a valuable mineral which has accumulated through weathering and mechanical concentration processes. The term as used in this report applies to ancient (Tertiary) gravels as well as to recent deposits, and to underground (drift mines) as well as to surface deposits.

placer channels               a stream-eroded depression in the bedrock,
                              ordinarily filled with gravel. See - Tertiary channel.

placer mining                 see "alluvial mining"

pre-glacial channel           see "paleogulch"

proven ore reserves           reserves for which (a) quantity is computed from
                              dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detained sampling and
                              (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

probable ore reserves         reserves for which quantity and grade/or quality
                              are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are further apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

pyritic any of various metallic-looking sulfides of which pyrite is the most common.

rim rock (or rim)             the bedrock rising to form the boundary of a
                              placer or gravel deposit. (Fay)

seismic refraction            a method which interprets the time interval
 surveys                      between the initiation of elastic waves generated
                              by man-made explosions and the first and later disturbances of the ground as detected by a seismometer at a known distance from the source of energy.

staking the measuring and marking with stakes or posts of an area on the ground to establish mineral rights.

tertiary the earlier of the two geologic periods (1 million to 60 million) comprised in the Cenozoic era (present day back to 60 million years ago), in the classification generally used. Also, the system of strata deposited during that period. (AGI)

tertiary channels             Ancient gravel deposits, often auriferous
                              (containing gold), composed of Tertiary stream alluvium.

- -zoic adj. comb form [Gk zoe life] : of, relating to, or being a (specified) geological era (Archeozoic) (Mesozoic)

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

Dated: February 17, 1999
                                    NAPTAU GOLD CORPORATION
                                    (Registrant)


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

  Signature                   Title                            Date
  ---------                   -----                            ----


/s/ Edward D. Renyk           President, Director and          February 17, 1999
-------------------           Principal Accounting Officer
Edward D. Renyk


/s/ John J. McIntyre          Director                         February 17, 1999
--------------------
John J. McIntyre


/s/ Lloyd E. Mear             Director                         February 17, 1999
-----------------
Lloyd E. Mear


/s/ Warren W. Gayle           Director                         February 17, 1999
-------------------
Warren W. Gayle


/s/ Murray A. Braaten         Director                         February 17, 1999
---------------------
Murray A. Braaten

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