Form 10QSB/A
period 1998-03-31
NAPTAU GOLD CORP
filed 1999-02-24
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                              March 31, 1998   December 31, 1997
                                                                   (Restated)
                                              --------------   -----------------
Assets
Current assets
   Cash                                          $       496      $      --
Equipment                                             71,582           71,582
Mineral properties                                 2,388,237        2,358,170
Deferred financing costs                                --               --
                                                 -----------      -----------
                                                 $ 2,460,315      $ 2,429,752
                                                 ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities      $   299,821      $   277,251
   Contracts payable to related parties            1,962,134        1,908,893
   Loans payable to related parties                   23,137           27,680
                                                 -----------      -----------
                                                 $ 2,285,092      $ 2,213,824
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
      6,933,500 common shares                          6,934            6,934
   Additional paid-in capital                      1,534,105        1,534,105
   Deficit                                        (1,365,817)      (1,325,111)
                                                 -----------      -----------
                                                 $   175,222      $   215,928

                                                 $ 2,460,315      $ 2,429,752
                                                 ===========      ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                                 Three months Ended March 31,
                                                    1998              1997
                                                                   (Restated)
                                               ---------------   ---------------
Expenses:

   Exploration expenditures                       $    10,672      $       --

   Interest Expense                               $       830      $       --

   Management salary                                   22,500           22,500

   Professional fees                                    6,668            4,096

   Office and administrative                               35              --

                                                  -----------      -----------

Loss for the period                                    30,033          (26,595)

Deficit, beginning of period                       (1,325,111)        (948,807)
                                                  -----------      -----------

Deficit, end of period                            $(1,365,817)     $  (975,403)
                                                  -----------      -----------

Loss per share                                    $       --       $       --
                                                  -----------      -----------

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                 Three months March 31, ended
                                                     1998              1997
                                                                    (Restated)
                                               ---------------   ---------------

Cash generated from (used in):

Operations:

   Loss for the period                            $ (40,705)      $ (26,596)

   Changes in non-cash operating working capital:

   Accounts payable and accrued liabilities          22,570          26,097
                                                  ---------       ---------
                                                     (7,463)           (499)
Financing:

   Deferred financing costs                            --              (101)

   Payment of contracts payable                      53,241            --

   Loans payable to related parties                  (4,543)            600
                                                  ---------       ---------
                                                     48,698            (499)

   Investing activities:
      Mineral properties                            (30,067)           --
                                                  ---------       ---------
Increase in cash                                  $     496       $       0

Cash, beginning of period                                 0               0
                                                  ---------       ---------
Cash, end of period                               $     496       $       0
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

      Change in accounting policy:

      Prior to 1998, the Company's policy was to capitalize mineral property acquisition costs and related exploration and development costs incurred in the period. Effective January 1, 1998 the Company changed its policy with regards to exploration and development costs related to mineral properties to expense the exploration and development costs in the period incurred. This change has been applied retroactively and has reduced the amount previously reported for mineral properties by $983,661 as at December 31, 1997 and increased exploration and development expenses and deficit for each of the years ended December 31, 1992, 1996, and 1995 by $242,736, $341,999, and $398,926 respectively.

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

      Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility at which time these costs will be deferred.

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

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: February 17, 1999                  By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer