Form 10QSB/A
period 1998-06-30
NAPTAU GOLD CORP
filed 1999-02-24
CIK 949268

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                                           June 30, 1998   December 31, 1997
                                                                               (Restated)
                                                           -------------   -----------------
Assets
Current Assets
    Cash                                                    $        84       $
    Equipment                                                    71,582            71,582
    Mineral properties                                      $ 2,418,302       $ 2,358,170
                                                            -----------       -----------
                                                            $ 2,489,968       $ 2,429,752
                                                            ===========       ===========
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable and Accrued Liabilities                $   339,645       $   277,251
    Contracts Payable to related parties                      2,227,843         1,908,893
    Loans Payable to related parties                        $    23,137       $    27,680
                                                            -----------       -----------
                                                            $ 2,590,625       $ 2,213,824
Shareholders' Equity
    Capital Stock
           5,000,000 preferred shares with a par value
              of $0.001 per share
           20,000,000 common shares with a par value
              of $0.001 per share
    Issued and outstanding:
       6,933,500 common shares                                    6,934             6,934
    Additional paid-in capital                                1,534,105         1,534,105
    Deficit                                                 $(1,641,697)      $(1,325,111)
                                                            -----------       -----------
                                                            $  (100,658)      $   215,928
                                                            -----------       -----------

                                                            $ 2,489,968       $ 2,429,752
                                                            ===========       ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                                 Six Months Ended                 Three Months Ended
                                         June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                                            (Restated)                       (Restated)
                                         -------------    -------------    -------------    -------------
Expenses:

    Exploration and development costs     $   245,976      $   403,858      $   234,304      $   403,858

    Interest Expense                      $     1,083      $       452      $       253      $       452

    Management Salary                          45,000           45,000           22,500           22,500

    Professional Fees                          21,871           13,606           15,203            9,510

    Office and Administrative             $     2,656               --      $     2,621               --
                                          -----------      -----------      -----------      -----------

Loss for the period                          (316,586)        (462,916)        (275,881)        (436,320)

Deficit, beginning of period               (1,325,111)        (948,807)      (1,365,816)        (975,403)

Deficit, end of period                    $(1,641,697)     $(1,411,723)     $(1,641,697)     $(1,411,723)

Loss per share                            $     (0.05)     $     (0.07)     $     (0.04)     $     (0.00)
                                          ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                               Six Months Ended                      Three Months Ended
                                                        June 30, 1998      June 30, 1997      June 30, 1998      June 30, 1997
                                                                             (Restated)                            (Restated)
                                                       ---------------    ---------------    ---------------    ---------------
Cash generated from (used in):

Operations:

    Loss for the period                                   $(316,586)         $(462,916)         $(275,881)         $(436,320)

    Change in non-cash operating working capital:

    Accounts Payable and Accrued Liabilities              $  62,934          $  64,260             39,824             38,165
                                                          ---------          ---------          ---------          ---------
                                                           (254,192)          (398,656)          (236,057)          (398,155)

Financing:

    Deferred Financing Costs                                     --             (6,404)                                6,304

    Payments of contracts payable                           318,950            403,860            265,709            403,859

    Loans payable to related parties                      $  (4,543)         $   1,200                 --                600
                                                          ---------          ---------          ---------          ---------
                                                            314,408            398,656            265,709            398,155

    Investing activities:

       Mineral properties:                                  (60,132)                --            (30,064)                --
                                                          ---------          ---------          ---------          ---------
    Increase in cash                                             84                  0               (412)                 0

    Cash, beginning of period                                     0                  0                496                  0
                                                          ---------          ---------          ---------          ---------
    Cash, end of period                                   $      84          $       0                 84                  0
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

      Change in Accounting Policy:

      Prior to 1998, the Company's policy was to capitalize mineral property acquisition costs and related exploration and development costs incurred in the period. Effective January 1, 1998 the Company changed its policy with regards to exploration and development costs related to mineral properties to expense the exploration and development costs in the period incurred. This change has been applied retroactively and has reduced the amount previously reported for mineral properties by $983,661 as at December 31, 1997 and increased exploration and development expenses and deficit for each of the years ended December 31, 1997, 1996, and 1995 by $242,736, $341,999, and $398,926 respectively.

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