Form 10QSB/A
period 1998-09-30
NAPTAU GOLD CORP
filed 1999-02-24
CIK 949268

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                                  September 30, 1998      December 31, 1997
                                                                              (Restated)
                                                  -----------------------------------------
Assets

Current assets

  Cash                                               $       537             $        --

Inventory                                                  5,576                      --

Equipment                                                 71,582                  71,582

Mineral properties                                     2,444,075               2,358,170
                                                     -----------             -----------

                                                     $ 2,521,770             $ 2,429,752
                                                     ===========             ===========

Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable and accrued liabilities           $   363,901             $   277,251

  Contracts payable to related parties                 2,597,273               1,908,893

  Loans payable to related parties                        23,537                  27,680
                                                     -----------             -----------

                                                     $ 2,984,711             $ 2,213,824

Shareholders' equity

   Capital stock

    Authorized:

        5,000,000 preferred shares with
        a par value of $0.001 per share

        20,000,000 common shares with a
        par value of $0.001 per share

   Issued and outstanding:

    6,933,500 common shares                                6,934          6,934

  Additional paid-in capital                           1,581,105      1,534,105

Deficit                                               (2,050,979)    (1,325,111)
                                                     -----------    -----------

                                                     $  (462,940)   $   215,928
                                                     -----------    -----------

                                                     $ 2,521,770    $ 2,429,752
                                                     ===========    ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                   Three months ended September 30,              Nine months ended September 30,
                                      1998                  1997                   1998                  1997
                                                         (Restated)                                   (Restated)
                                   --------------------------------              -------------------------------
Expenses:

  Exploration and development     $   360,406            $   (45,296)          $   606,381           $   358,563

  Interest Expense                      3,223                    790                 4,305                 1,242

  Management salary                    22,500                 22,500                67,500                67,500

  Professional fees                    20,216                    600                43,932                14,206

  Office and administrative             2,937                  2,810                 3,750                 2,810
                                  -----------            -----------           -----------           -----------
  Loss for the period                (409,282)                18,596              (725,868)             (444,321)

  Deficit, beginning of
     period                        (1,641,697)            (1,411,723)           (1,325,111)             (948,807)
                                  -----------            -----------           -----------           -----------

  Deficit, end of period           (2,050,979)           $(1,393,128)          $(2,050,979)          $(1,393,128)
                                  -----------            -----------           -----------           -----------

  Loss per share                  $     (0.07)           $     (0.01)          $     (0.10)          $     (0.07)
                                  -----------            -----------           -----------           -----------

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                        Nine months Ended September 30,
                                                           1998                  1997
                                                                              (Restated)
                                                    ----------------------------------------
Cash generated from (used in):

Operations:

  Loss for the period                                   $(725,868)            $(444,321)

  Items not involving cash:
     Write-off of deferred
     financing costs                                           --                30,000

Stock grant program expense                                    --                   100

Changes in non-cash operating working capital:

  Inventory                                                (5,576)

  Accounts payable and
    accrued liabilities                                    86,650                89,702
                                                        ---------             ---------

                                                         (644,794)             (354,618)

Financing:

  Deferred financing costs                                     --               (90,133)

  Changes in contracts payable                            688,380               440,742

  Loans payable to related parties                        (90,049)                4,010

  Capital contributed by a shareholder                     47,000                    --
                                                        ---------             ---------
                                                          645,331               354,619

  Increase in cash                                            537             $       0

Cash, beginning of period                                       0                     0
                                                        ---------             ---------

Cash, end of period                                     $     537             $       0
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