Form 10KSB
period 1998-12-31
NAPTAU GOLD CORP
filed 1999-04-16
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the year ended December 31, 1998

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

                  Yes |_|                              No  |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of March 31, 1999.

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|                              No  |X|

================================================================================

                                TABLE OF CONTENTS

ITEM 1.     BUSINESS........................................................   3

ITEM 2.     DESCRIPTION OF PROPERTY........................................   11

ITEM 3.     LEGAL PROCEEDINGS..............................................   12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   12

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS...................................   12

ITEM 6.     PLAN OF OPERATION..............................................   13

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................   14

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....   14

ITEM 10.    EXECUTIVE COMPENSATION.........................................   15

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................   16

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   17

            APPENDIX A  GLOSSARY OF CERTAIN MINING TERMS                      18

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................   24

ITEM 1. BUSINESS

Naptau Gold Corporation ("Naptau" or the "Company") is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties located in the Cariboo Mining District of British Columbia.

During 1995, the Company entered into an agreement (the "Exchange Agreement") to acquire certain placer leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. During 1995 the Company also acquired from Dorothy Dennis (the "Affiliate") an additional placer lease contiguous with the placer leases acquired from Noble. The Company and Noble also entered into an operating agreement (the "Operating Agreement") whereby Noble will remain the operator for the mining activities on the placer leases) for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term.

      Pursuant to the Operating Agreement, proceeds from production from the Placer Leases will be divided between the Company and Noble as follows:

      (i) for the first $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is less, 10% of such proceeds to Noble;

      (ii) for the next $1,000,000 of proceeds or 2,500 ounces of raw gold (converted to a dollar amount), whichever is less, 17.5% of such proceeds to Noble; and

      (iii) for proceeds in excess of $2,000,000 or 5,000 ounces of raw gold (converted to a dollar amount), whichever is less, 25% of such proceeds to Noble.

      As a result of certain extensions and modifications made to the Exchange Agreement and Operating Agreement, the Company is obligated to (i) pay Noble $954,000 together with interest thereon at the rate of 10% per annum from December 31, 1995 through June 30, 1997, and 12% per annum thereafter; (ii) deliver to Noble 4,561 ounces of gold from the Company's share of the gold produced from the Placer Leases and (iii) deliver to Noble 300 ounces of gold in satisfaction of the Company's obligations under the 1998 Extension Agreement. The aggregate of such 4,861 ounces to be delivered in accordance with the following schedule:

      (i) the first 300 ounces of gold due to the Company from 1998 or 1999 mining operations will be paid to Noble (which, during 1998, was deferred until anticipated 1999 mining operatation);

      (ii) up to 40% of the balance of the number of ounces of gold due to the Company from 1998 mining operations, until 4,561 ounces is reached, will be paid to Noble(which, during 1998, was deferred until anticipated 1999 mining operatation);

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

Although the Company extracted approximately 591 ounces of gold during the latter portion of the 1998 mining season, it has yet to generate sufficient revenues to sustain its operations. The Company's ability to maintain its mining operations is dependent upon its ability to raise substantial additional funds (see Item 6 "Plan of Operation"). All of the Company's exploration activities to date have been conducted with funds provided from Noble with the exception of funds received from sale of placer gold recovered from the 1998 exploration program. If the Company is unable to raise the funds necessary to commence mining operations, the Company may be unable to realize on the investment in its placer mining leases. At December 31, 1998 the Company had an accumulated deficit of $2,339,027.

The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise the funds necessary to commence mining operations or was unable to generate positive cash flow form such operations, it might be forced to liquidate. In such event, it is unlikely that the Company would realize the amounts indicated on the balance sheet upon the sale of its placer properties.

For discussion of certain material risks involved in the Company's business, see "Risk Factors" below.

Property, Location, Description

The Company's exploration properties are comprised of the Placer Mining Leases # 29, 1159, 1160, 1850, 2093 which were, on October 4, 1998, combined into a Lease of Placer Minerals bearing Mineral Tenure # 365488 out of the Cariboo Mining Division of British Columbia and the Staked Placer Claims Lou 1 and Lou 2 (collectively, the "Properties"). The Properties are adjacent properties which are located at the confluence of Keithley Creek and Snowshoe Creek, 28 miles northwest of Likely, British Columbia in the Cariboo Mining District, and are accessible by gravel road. The town of Likely is about 64 miles northeast of Williams Lake, British Columbia, and may be reached by paved highway or private plane. (See "Item 3 - Description of Property").

Exploration Results and Potential Mineral Deposits

The Properties have been the object of considerable exploration and testing which indicate gold-bearing gravels are present on the north branch of Keithley Creek on the former Placer Lease #29. Although not homogeneous, the gold is contained in zones of varying richness.

The "Tertiary Channel", a buried paleogulch channel on the former Placer Leases #29 and #1850 which is a former course of Snowshoe Creek, was first identified by a Seismic Refraction Survey in 1982. This Channel also contains gold bearing gravels. It should be noted that, historically placer gold from Keithley Creek in comparison to other creeks is of a very high fineness (pure gold is 1000 fine. The average fineness of placer gold obtained in California is 885 fine).

Significant potential occurs in extensions of buried channels and additional channels within the Properties. Preliminary interpretation of the results of a Seismic Refraction Survey which was completed in May 1995 further define the Tertiary Channel and its rim rock edges on the former Placer Leases #29 and #1850. A second sub-parallel north trending channel (the "Eastern Channel") has been located to the east of the known Tertiary Channel on the former Placer Leases #29 and #1850. The two channels appear to converge to the north of the former Placer Lease #1850. The width of each channel varies from 50 to 80 meters and the Eastern Channel is shallower than the known Tertiary Channel to the west.

The 1995 Seismic Refraction Survey also indicates the occurrence of a third, sub-parallel channel (the "Third Channel") further to the east on the former Placer Leases #1159, #1850 and #2093. Additional seismic work is required to define this channel or fault structure.

Field results of a Seismic Refraction Survey completed in May 1995 on the former Placer Lease #1160, traces the northern continuation of the known Tertiary Channel on the former Placer Lease #29 through Placer Lease #1160. This Seismic Refraction Survey also delineates the occurrence of a second placer channel on this lease (the "1160 Channel") converging with the known Tertiary Channel at the center of the former Placer Lease #1160.

Within the vicinity of the ancient Tertiary Channel near Keithley Creek on the former Placer Lease #29, large gold nuggets up to 1.5 ounces were recovered from gravel testing in 1994, thus providing an explanation for the occurrence of the coarse gold well above the level of Keithley Creek, and significantly further east of the known Tertiary Channel previously tested.

The newly delineated Channel on the former Placer Lease #1160 is estimated to be 85 meters in width at the southern boundary, 40 meters in width at the center of the Lease, and runs some 200 to 250 meters north, where it converges with the known Tertiary Channel of the former Placer Lease #29, which is approximately the same width. The total width of the two merging channels at the center of the former Placer Lease #1160 is about 85 meters, which extends a further 200 meters through the northern boundary of the former Placer Lease #1160 onto the Lou Claims. It is estimated that a minimum of 1,000,000 cubic yards of placer gravels is contained on former Placer Lease #1160.

The Company believes that grades should be similar to the grades obtained on the former Placer Lease #29, which were determined by various drilling programs, trenching, other work and volume testing of the placer gravels. The recovery from the testing ranged from 0.02 oz. gold or $7.00 to $11.40 per cubic yard.

Exploration and Development Activities on the Placer Leases

It is estimated that the Company and the prior owners of the Placer Leases have expended an aggregate of approximately $4,000,000 in exploring and developing the Properties. The former Placer Lease #29 was acquired by its original owner in 1978. Additional placer leases were then staked by such entity in 1979 and 1980. Preliminary testing was first carried out in 1981. Prior to 1993, access roads were constructed and upgraded, camp trailers installed and several exploration programs, including seismic refraction surveys, geochemical soil sampling analysis, trenching, percussion and sonic drilling, and various bulk tests utilizing different types of equipment and recovery systems, were carried out.

During 1993-1994 old roads were widened and new roads were constructed. Camp facilities were expanded by the addition of for an office and map room and a building for tools, supplies and drilling samples. Construction of the settling and tailing ponds as well as a major water reservoir was commenced.

During the 1995 season the Company continued upgrading the physical site, buildings and reinforcing roadways. Construction of the settling, tailing and water reservoir ponds was completed. Clearing and raking of newly opened areas continued as required. The Company also carried out geological, geophysical and further Seismic Refraction surveys to delineate the channels and production area. In total, for the year ended December 31, 1995, the Company expended $398,926 on the above site and survey programs which was recorded as Mineral Properties on the Balance Sheet.

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

      At the commencement of the 1998 mining season the Company continued the stripping and hauling of surface materials and the heavy blue clay which overlies the channel deposits. The expected rich black/brown gravels, grey/green gravels and boulders were found and are now exposed at the upper portion of the channel pocket. The edges of the first placer pocket were exposed with the pocket appearing to be 75 feet (25 meters) wide and, per the previous Seismic Refraction Surveys, Induced Polarization Survey and past drilling, will drop off sharply to a depth of some 135 feet (45 meters) of which 90 feet (30 meters) extends below the level of Keithley Creek.

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

The following table details the recovery

--------------------------------------------------------------------------------
Days of        Cubic Yds.     Recovered     Ounces    Oz./Cu. Yd.      $/Cu. Yd.
Processing     Processed      Grams
Between
Clean-Ups
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
--------------------------------------------------------------------------------

      "Clean-up" is the process of removing concentrated gold bearing materials accumulated in a secure area of the processing plant and occurs at the discretion of management, under the scrutiny of Company management personnel.

      The Company, with the exception of 24 oz. of gold which is carried as inventory, sold the gold recovered and applied the proceeds to the current period's exploration costs.

      As of the first week in October operations were suspended for the season with the expectation that, weather permitting, the Company will return to the site in early May 1999 to commence the new season.

Valuation of the former Noble Leases and the former PL # 1160 and Director Lease by W.G.T. Consultants Ltd.

To assist the Company in determining the value of the Noble Leases and their potential for future development, in June 1995, the Company obtained an opinion (the "Noble Valuation") on the fair market value of the Noble Leases from W.G.T. Consultants Ltd. ("W.G.T."), an independent mining consulting firm then headquartered in Calgary, AB, Canada and subsequently relocated to Vancouver, BC, Canada. In rendering the Noble Valuation, W.G.T. relied on published and private reports, maps and data (the "Exploration Data") provided by the Company and Noble and past visits by W.G.T. personnel to the Lease sites in 1985, 1986, 1994 and 1995. W.G.T. received a fee of $1,006.67 from the Company for the preparation of the Noble Valuation and a fee of $1,712.00 from the Dorothy Dennis for the preparation of the 1160 Valuation.

In considering the foregoing, it should be noted that at present because of the inconsistency of placer golds, none of the Company's prospects or properties may be defined as containing proven or probable reserves. The Company and prior owners have carried out extensive exploration and geological delineations of the placer bearing channels to the extent that it is of the opinion (supported by earlier recommendations from Lorimer, September 1980 and January 1982 and completion of the additional site preparation recommended by W.G. T. Consultants Ltd., October 1986 and Davenport, November 1987) that enough placer gravels have been identified with indicated economically recoverable gold content.

Licenses and Permits

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

All the necessary licenses and permits that are required for the Company's mining operations on the Placer Leases are in place and the Work (Mining) Permit is valid until December 2001. The Hydraulic License, Water Use Permit and Disposal Permit are renewable annually upon payment of the current years fees. In addition, the Company maintains its "free miner certificate" from the Province of British Columbia which is required in order to explore for minerals or placer minerals or acquire a mineral or placer title in British Columbia.

Equipment and Facilities

In accordance with the Operating Agreement, Noble has made available the facilities and equipment necessary to conclude the Company's exploration program and commence production. The composition and cost of such camp facilities and equipment is agreed to by budget prior to the commencement of operations each season. The Company is currently indebted to Noble in excess of $2,000,000 for equipment and facilities provided to date.

Risk Factors

Limited Operations: Need for Additional Funds. To date, the Company has extracted only 591 ounces of gold through its mining programs at the Properties. However, the Company, has not generated any significant revenues and will not generate significant revenues until the commencement of full scale placer mining operations which are subject to the Company's abilities to raise the required additional funds. Even though carrying costs to maintain the leases in good standing are minimal, an inability to raise the required capital may result in the Company being unable to realize a return on its investment in its placer mining leases and, possibly, forfeiting its interest in the Placer Leases. At December 31, 1998, the Company had an accumulated deficit of $2,339,027.

Preparation of Financial Statements. The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise the funds necessary to commence mining operations or were unable to generate positive cash flow from such operations, it might be forced to liquidate. In such event, it is unlikely that the Company would realize the amounts indicated on the balance sheet upon the sale of its mineral properties.

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

Substantial Indebtedness to Related Parties. The Company owed an aggregate of $2,280,741 to Noble and Dorothy Dennis in consideration of the transfer of the Placer Leases and services rendered pursuant to the Operating Agreement. In addition, Noble is entitled to retain a certain percentage of the gold produced from the Placer Leases for services rendered and the Company has agreed to deliver to Noble an aggregate of 4,861 ounces of gold from the Company's portion of the gold produced at the Placer Leases. There can be no Assurance that the Company will be able to satisfy its obligations to Noble and Dorothy Dennis.

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

ITEM 2. DESCRIPTION OF THE PROPERTY

General

The Company holds a 100% interest in all of its Properties:

LPM (Lease of Placer Minerals) (Tenure #365488) formerly:

     PL # 29           (Tenure #262692)
     PL # 1159         (Tenure #282768)
     PL # 1160         (Tenure #262769)
     PL # 1850         (Tenure #262822)
     PL # 2093         (Tenure #282832)

Placer Claims

Lou #1            (Tenure #337015)
Lou #2            (Tenure #337016)

The LPM is approximately 211 hectacres in area and constitutes a contiguous mining site. The LPM is for a 10 year period and is renewable for further terms of up to ten years each. To maintain the LPM in full force and effect during its respective term, the Company is required to pay, in Canadian dollars, an annual licensing expenditure of $1,060. The Placer Claims are renewable annually by carrying out a minimum of $500.00 of qualified work or paying $500.00 in cash in lieu of work and a $100.00 recording fee.

Except for the
division of gold with Noble pursuant to the Operating Agreement, there are no other third party fees or royalty interests payable with respect to the Placer Leases. The fees payable by the Company with respect to the Placer Leases aggregate to Cdn. $2,260, per annum, inclusive of payments in lieu of work.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

A.    Market Information.

      At present, no market exists for the Company's securities and there is no assurance that a regular trading market will ever develop or, if developed, that it will be sustained. A purchaser of shares may, therefore, be unable to resell the securities should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

B.    Holders.

      As of December 31, 1998, there were approximately 34 holders of the Company's Common Stock.

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

At the end of the 1998 mining season the Company completed the tasks necessary to commence production by successfully completing sustained test runs of the production plant yielding quantities of gold as detailed above under the heading Exploration and Development Activities on the Placer Leases.

The Company anticipates that it will commence to process materials through the Plant by mid-May of the 1999 mining season, subject to weather conditions. Currently, the Company anticipates that it will process approximately 300,000 cubic yards of material over the term of the 1999 mining season.

Subsequent to December 31, 1998, Noble Metal Group Incorporated requested and the Company agreed that as consideration for granting an extension of the due date of the remaining balance due to Noble, the Bill of Sale Absolute for the Placer Leases be placed in trust with Noble's attorney until such time as the Company has fulfilled all of its obligations to Noble with respect to repayment of debt. Noble also agreed to convert 1,000,000 common shares of the Company into an obligation to pay Noble 8,695 ounces of gold from the Company's share of gold referred to in previous agreements in the following manner:

(i) for 1999, 33% of the ounces of gold remaining after fulfillment of previous obligations to Noble; and

(ii) for 2000 and thereafter and until the 8,695 ounces have been paid to Noble, 505 of the ounces of gold after fulfillment of previous obligations to Noble.

The parties also agreed that the Company may at any time elect to pay Noble more ounces of gold than the minimum levels specified above.

Also, subsequent to December 31, 1998 the Company entered into a further agreement with the Affiliate (Dorothy Dennis) with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 200 ounces of gold instead of 150 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer leases, if any, to extend the due date to December 31, 2001.

At December 31, 1998, the Company has a shareholders' deficiency of approximately $749,000 and working capital deficiency in excess of $2,900,000, a significant portion of which is due to related parties, all of whom have a vested interest in ensuring the Company's continued existence. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements," Page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name                                       Positions Held With The Corporation
----                                       -----------------------------------
Edward D. Renyk                            Director, President & Chief
                                           Financial Officer

John J. McIntyre                           Director, Secretary

Lloyd E. Mear                              Director

Warren W. Gayle                            Director

Murray A. Braaten                          Director

E. D. Renyk. Mr. Renyk has served as the President, Chief Financial Officer and a Director of the Company since June 8, 1995. Mr. Renyk is a member of the Canadian, Alberta and British Columbia Institutes of Chartered Accountants. He has been a Chartered Accountant since 1962, managing and directing his own practice for most of that period, specializing in consulting to both private and publicly traded corporate firms. Prior to establishing his own practice and subsequent to obtaining his designation as a Chartered Accountant he held positions ranging from Controller to Vice President of Finance with various corporations.

Mr. Renyk was admitted as a member of the Institute of Chartered Accountants of Alberta in 1962.

J. J. McIntyre. Mr. McIntyre has served as Secretary and a Director of the Company since June 8, 1995. Mr. McIntyre has recently founded his own law firm, McIntyre Winteringham, after having practiced from 1984 to 1996 as a partner and associate of Alexander Holburn Beaudin & Lang. Mr. McIntyre's current and former firms are located in Vancouver, British Columbia. Previously, Mr. McIntyre was employed as a Crown Counsel, also in Vancouver, for the Ministry of Attorney General of British Columbia from 1981 - 1984. While primarily a litigator, Mr. McIntyre has been involved in advising mining companies throughout his time in private practice.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 1996, 1997 and 1998 ("fiscal years") payable to Mr. Renyk, the Company's President. No other officer received any compensation from the Company in these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                Long-Term
                                              Compensation
                                                 Awards

                                            Restricted Stock     All Other
                               Salary(1)         Awards         Compensation
                               --------          ------         ------------
Edward Renyk      1996          $90,000            --                --
                  1997          $90,000            --                --
                  1998          $90,000            --                --

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

Stock Options

The Company did not grant any stock options to any executive officer during fiscal years 1996, 1997 and 1998.

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

      The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. As of December 31, 1998, no options were granted pursuant to this plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

                                            Number of           Percentage of
Name                                        Shares owned (1)    Shares Owned (2)

Noble Metal Group Incorporated (3)                3,085,000          51.99%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2

Edward D. Renyk                                     390,000           6.57%
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director, President
& Chief Financial Officer

John J. McIntyre                                    390,000           6.57%
McIntyre Winteringham
1501 - 543 Granville St.
Vancouver, BC, Canada  V6C 1X8
Director & Secretary

Lloyd Mear                                           70,000            --
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director

Dorothy Dennis                                      708,500          11.94%
705 - 588 Broughton St.
Vancouver, BC, Canada  V6G 3E3

Warren W. Gayle                                      20,000            --
2081 Gordon Avenue
West Vancouver, BC, Canada  V7V 1V8

Murray A. Braaten                                    20,000            --
708 W. 22nd Avenue
Vancouver, BC, Canada  V5Z 1Z7

Officers and Directors                              890,000          15.00%
as a Group (5 persons)

 --    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 5,933,500 shares of Common Stock outstanding on March 31, 1999.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the Vancouver Stock Exchange. As per their Notice of Annual General Meeting dated February 16, 1998 the authorized capital was 100,000,000 shares without par value, of which 29,676,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital was Dorothy Dennis who held 3,463,047 shares representing 11.66%.

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

In October 1995 the Company issued 800,000 shares of Common Stock to Dorothy Dennis as partial consideration for the assignment of the former PL #1160 Lease pursuant to the PL #1160 Agreement. In April 1996 the Company issued an additional 8,500 shares to Dorothy Dennis in consideration of her agreement to extend the due date of $200,000 payable pursuant to the PL #1160 Lease Agreement. For a more complete description of the terms of the PL #1160 Lease Agreement and certain related agreements between the Company and Dorothy Dennis, see "Item 1. Business."

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

arenaceous rock         resembling, made of, or containing sand or sandy
                        particles

argillaceous            of, relating to, or containing clay or clay minerals
  argillaceous rock

auriferous              containing gold

bedrock the solid rock underlying auriferous gravel, sand, clay, etc., and upon which the alluvial gold rests. In placer use, the term bedrock may be generally applied to any consolidated formation underlying the goldbearing gravel. Bedrock may be composed of igneous, metamorphic or sedimentary rock. See - False bedrock claim an area of land staked by a prospector or mining company and then recorded (see <<staking")

clastic rocks           made up of fragments of pre-existing rocks <a--sediment>
concessions:            that in which the State or private owner of mining
  alluvial concessions  property has the right to grant concessions or leases
  and rights            to individuals or corporations at discretion, or under
                        grant concessions or leases to individuals or
  development           corporations at discretion, or under nationality or
concessions             color, has the right to locate on discovery or
                        otherwise certain limited areas of ground and under certain conditions to hold, work or dispose of the same. (The "Claim" system).

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

oxidized                1. to change (a compound) by increasing the proportion
   oxidized quartz      of the electronegative part or change (an element or
                        ion) from a lower to a higher positive valence. 2.
                        remove one or more electrons from an atom, ion, or molecule ~ vi : to become oxidized _ ox-i-diz-able
                        \, adj.

pale- or paleo-         1 : involving or dealing with ancient forms or
                        conditions <paleobotany>
                        2 : early : primitive : archaic <Paleolithic>

paleoalluvial fan       see "alluvial fan"

paleochannel            ancient channel

paleogulch              ancient gulch (narrow valley setting)

paleozoic               ancient  geological era

placer an alluvial, marine, or glacial deposit containing particles of valuable mineral and esp. of gold.

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

rim rock (or rim)       the bedrock rising to form the boundary of a placer or
                        gravel deposit. (Fay)

seismic refraction      a method which interprets the time interval between the
 surveys                initiation of elastic waves generated by man-made
                        explosions and the first and later disturbances of the ground as detected by a seismometer at a known distance from the source of energy.

staking the measuring and marking with stakes or posts of an area on the ground to establish mineral rights.

tertiary the earlier of the two geologic periods(1 million to 60 million) comprised in the Cenozoic era (present day back to 60 million years ago), in the classification generally used. Also, the system of strata deposited during that period. (AGI)

tertiary channels Ancient gravel deposits, often auriferous (containing gold), composed of Tertiary stream alluvium.

- -zoic adj. comb form [Gk zoe life] : of, relating to, or being a (specified) geological era <Archeozoic>
                        <Mesozoic>

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

10.8 Extension Agreement between the Registrant and Dorothy Dennis dated April 30, 1996 (1)
10.9  Satisfaction of Debt with Stock - Dorothy Dennis (1)
10.10 Satisfaction of Debt with Stock - E.D. Renyk (1)
10.11 Satisfaction of Debt with Stock - J.J. McIntyre (1)
10.12 Stock Option Program (1)
10.13 Stock Grant Program (1)
10.14 Employment Agreement of Edward D. Renyk (1)
10.15 Second Extension Agreement between Registrant and Dorothy Dennis dated October 1996 (1)
10.16 Modification and Extension Agreement between the Registrant and Noble Metal Group Incorporated dated March 9, 1999.
10.17 Extension Agreement between the Registrant and Dorothy Dennis dated March 30, 1999
24.1  Consent of W.G.T. Consultants Ltd. (1)

-----------
(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1999
                                    NAPTAU GOLD CORPORATION
                                    (Registrant)


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

  Signature                   Title                             Date
  ---------                   -----                             ----


/s/ Edward D. Renyk           President, Director and           April 14, 1999
---------------------           Principal Accounting Officer
Edward D. Renyk


/s/ John J. McIntyre          Director                          April 14, 1999
----------------------
John J. McIntyre


/s/ Lloyd E. Mear             Director                          April 14, 1999
-------------------
Lloyd E. Mear


/s/ Warren W. Gayle           Director                          April 14, 1999
---------------------
Warren W. Gayle


/s/ Murray A. Braaten         Director                          April 14, 1999
-----------------------
Murray A. Braaten

               Financial Statements of

               NAPTAU GOLD CORPORATION
               (expressed in United States dollars)

               Years ended December 31, 1998, 1997 and 1996


                                                                        04/14/99

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the balance sheets of Naptau Gold Corporation as at December 31, 1998 and 1997 and the statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in accordance with generally accepted accounting principles in the United States.

Chartered Accountants

Vancouver, Canada

March 29, 1999

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S.
REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1998 and 1997 and as described in note 1 to the financial statements. Our report to the shareholders dated March 29, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

Chartered Accountants

Vancouver, Canada

March 29, 1999


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

December 31, 1998 and 1997

===============================================================================
                                                        1998           1997
------------------------------------------------------------------------------
                                                                     (restated -
                                                                         note 3)

Assets
Current assets:

   Cash                                              $     2,734    $        --

Equipment                                                 71,582         71,582

Mineral properties (note 4)                            2,098,200      2,098,200
-------------------------------------------------------------------------------

                                                     $ 2,172,516    $ 2,169,782
===============================================================================
Liabilities and Shareholders' Deficiency

Current liabilities:
   Accounts payable and accrued liabilities
   (note 5)                                          $   386,357        275,249
   Contracts payable to related parties
   (note 4)                                            2,506,843      1,921,395
   Loans payable to related parties (note 5)              30,304         17,180
-------------------------------------------------------------------------------
                                                       2,923,504      2,213,824
Shareholders' deficiency:
   Capital stock (note 6):
      Authorized:
         5,000,000 preferred shares with a par
                   value of $0.001 per share
        20,000,000 common shares with a par
                   value of $0.001 per share
      Issued and outstanding:
          6,933,500 common shares                          6,934          6,934
   Additional paid-in capital (note 6)                 1,581,105      1,534,105
   Deficit                                            (2,339,027)    (1,585,081)
-------------------------------------------------------------------------------
                                                        (750,988)       (44,042)
Continuing operations (note 1)
Commitments and contingencies (notes 4, 7 and 9)

-------------------------------------------------------------------------------

                                                     $ 2,172,516    $ 2,169,782
===============================================================================

See accompanying notes to financial statements.

On behalf of the Board:


_________________________ Director


_________________________ Director


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

================================================================================
                                                 Years ended December 31,
                                       -----------------------------------------
                                              1998           1997          1996
--------------------------------------------------------------------------------
                                                       (restated -   (restated -
                                                           note 3)       note 3)

Expenses:
   Exploration and development, net
     of gold recoveries                $   474,620    $   242,736   $   341,999
   Interest and financing costs            119,053        112,280       149,725
   Management salary (note 7)               90,000         90,000        90,000
   Office and administrative                23,809          4,105         1,332
   Professional fees                        46,464         17,035        25,940
   Write-off of deferred financing
   costs                                        --         20,393        30,000
-------------------------------------------------------------------------------

Loss for the year                         (753,946)      (486,549)     (638,996)

Deficit, beginning of year:
   As previously reported                 (341,450)      (207,882)      (60,610)
   Adjustment to reflect change in
     accounting for exploration and
     development expenditures, and
     interest and financing costs on
     contracts payable related to
     such expenditures (note 3)         (1,243,631)      (890,650)     (398,926)
   ----------------------------------------------------------------------------

   As restated                          (1,585,081)    (1,098,532)     (459,536)
-------------------------------------------------------------------------------

Deficit, end of year                   $(2,339,027)   $(1,585,081)  $(1,098,532)
===============================================================================

Loss per share                         $     (0.11)   $     (0.07)  $     (0.09)
===============================================================================

See accompanying notes to financial statements.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

================================================================================
                                                    Years ended December 31,
                                       -----------------------------------------
                                                   1998        1997        1996
--------------------------------------------------------------------------------
                                                        (restated -  (restated -
                                                             note 3)     note 3)

Cash flows from operating activities:
   Loss for the year                          $(753,946)  $(486,549)  $(638,996)
   Adjustments to reconcile loss for
     the year to net cash from (used
     in) operating activities:
      Write-off of deferred financing
        costs                                        --      20,393      30,000
      Non-cash operating expenses
        (note 9)                                606,848     352,981     487,830
      Increase in accounts payable
        and accrued liabilities                 111,108     120,068     112,183
-------------------------------------------------------------------------------
    Net cash from (used in) operating
    activities                                  (35,990)      6,893      (8,983)

Cash flows from financing activities:
   Deferred financing costs
     (incurred) recovered                            --     (11,303)        910
   Payment of contracts payable                 (21,400)    (10,500)         --
   Loans payable to related parties              13,124      14,910       7,073
   Additional paid in capital                    47,000          --          --
   ----------------------------------------------------------------------------
    Net cash from (used in) financing
      activities                                 38,724      (6,893)      7,983
-------------------------------------------------------------------------------

Increase (decrease) in cash                       2,734          --      (1,000)

Cash, beginning of year                              --          --       1,000
-------------------------------------------------------------------------------

Cash, end of year                             $   2,734   $      --   $      --
===============================================================================

Supplementary cash flow information (note 9)

See accompanying notes to financial statements.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

1. Continuing operations:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into agreements to acquire certain mineral properties (note3). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 1998, the Company had a working capital deficiency in excess of $2,900,000 (1997 - $2,200,000), a significant portion of which is due to related parties, and has a shareholders' deficiency of approximately $751,000 (1997-$44,000). The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

2. Significant accounting policies:

      (a) Basis of presentation:

            The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (b) Equipment:

            Equipment is recorded at cost. Depreciation, which will be provided using the straight-line method over 10 years, being the estimated useful life of the assets, will commence once the assets have been put in use.

      (c) Mineral properties:

            Mineral property acquisition costs and related interest and financing costs are deferred until the property is placed into production, sold or abandoned. These costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

            Mineral property acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred (note
            3) until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 2
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

2. Significant accounting policies (continued):

      (c) Mineral properties (continued):

            On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

            The amounts shown for mineral properties represent costs incurred to date and are not intended to reflect present or future values.

      (d) Deferred financing costs:

            The Company defers costs associated with specific financing activities and charges those costs against the related share capital or to operations if the financing activity is unsuccessful.

      (e) Loss per share:

            Loss per share has been calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share has not been presented as the results would be anti-dilutive.

      (f) Use of estimates:

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

      (g) Financial instruments:

            With the exception of amounts due to related parties, as at December 31, 1998 and 1997, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in notes 4 and 5.

      (h) Comparative figures:

            Certain of the prior years comparative figures have been reclassified, where necessary, to conform with the presentation adopted during the current year.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 3
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

3. Change in accounting policy:

      Prior to 1998, the Company's policy was to capitalize to mineral properties, the mineral property exploration and development expenditures and interest and financing costs on contracts payable related to such expenditures, that were incurred during the period. Effective January 1, 1998, the Company changed its policy in this regard and began charging exploration and development expenditures on its mineral properties, and interest and financing costs on contracts payable related to such expenditures, to operations as incurred. This change has been applied retroactively and has reduced the amount previously reported for mineral properties and increased the amount previously reported for deficit as at December 31, 1997 by $1,243,631. This change also increased exploration and development expenses for each of the years ended December 31, 1997 and 1996 by $242,736 and $341,999 respectively, increased interest and financing costs for each of the years ended December 31, 1997 and 1996 by $110,245 and $149,725 respectively, and has increased deficit as at January 1, 1996 by $398,926.

4. Mineral properties:

    ============================================================================
                                                            1998         1997
    ----------------------------------------------------------------------------

    Placer Leases, Cariboo Mining Division,
    British Columbia:
       Acquisition costs:
          Placer Leases acquired from Noble (note
          4(a))                                          $1,775,000   $1,775,000
          Placer Leases acquired from an affiliate
            of the Company (note 4(b))                      200,800      200,800
    ----------------------------------------------------------------------------
                                                          1,975,800    1,975,800

       Deferred interest and financing costs:
          Paid or accrued to Noble (note 4(a))              102,000      102,000
          Paid to an affiliate of the Company
          (note 4(b))                                        20,400       20,400
    ----------------------------------------------------------------------------
                                                            122,400      122,400
    ----------------------------------------------------------------------------

                                                         $2,098,200   $2,098,200
    ============================================================================

      (a) Placer Leases acquired from Noble:

            During 1995, the Company entered into an agreement to acquire certain Placer Leases owned by Noble Metal Group Incorporated (a British Columbia company) ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company. As Noble acquired control of the Company by this exchange, it is considered a common control transaction and, accordingly, the common shares have been accounted for at the carrying value of the Placer Leases in the accounts of Noble at December 31, 1994 of $1,775,000 (Noble, in association with limited partnerships, had also expended an additional $550,000 on exploration of the Placer Leases which was recovered from these limited partnerships and accordingly, is not reflected in the aforementioned carrying value). A British Columbia Mineral Tenure Act "Bill of Sale Absolute" held by the Company relating to the Placer Leases has not yet been registered with the appropriate authorities and as a result, registration of the Placer Leases remains in the name of the operator, Noble. The Company can, at any time and without any restriction, apply to conclude registration in its name (also see below).


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 4
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

4. Mineral properties (continued):

      (a) Placer Leases acquired from Noble (continued):

            The Company and Noble also entered into an operating agreement whereby Noble will remain the operator for the mining activities on the Placer Leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term. The Company agreed to pay Noble $1,000,000 as consideration for entering into this operating agreement. In addition, the Company is obligated to pay $1,000,000 in respect of 1995 exploration and development expenditures and agreed to fund future annual operating expenditures on the Placer Leases, including the lease of certain equipment and facilities owned by Noble. These required payments have been accrued in contracts payable (see below). However, as this is a common control transaction, the amount of $1,602,661, being the excess of these amounts over the estimated book value of the related assets in the accounts of Noble, was charged against additional paid-in capital during 1995. During 1996, this amount was reduced by $45,500 to reflect the actual book value of the related assets in the accounts of Noble at December 31, 1995. To December 31, 1995, the Company had advanced $45,500 to Noble with respect to exploration and development expenditures on the Placer Leases which has been recorded as a reduction in the Company's contracts payable.

            During 1996, the Company entered into an extension agreement with Noble with respect to its contract payable to Noble, whereby the Company issued 85,000 common shares to Noble at an agreed price of $2.40 per share and agreed to pay Noble 300 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any, to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996. The portion of the value ascribed to the common shares issued relating to the operating agreement has been included in deferred interest and financing costs in mineral properties and the portion of the value ascribed to the common shares issued relating to the outstanding 1995 exploration and development expenditures has been charged to operations. The value of the gold to be paid to Noble was not accrued during 1996 due to the uncertainty of ultimate payment.

            The Company and Noble subsequently agreed to amend certain of the terms of the operating agreement originally entered into whereby the Company was obliged to pay $1,000,000 to Noble as consideration for entering into the operating agreement. The amending agreement cancelled the Company's obligation to pay $1,000,000 to Noble and the Company agreed to pay Noble an additional 3,421 ounces of gold from the Company's share of gold produced from mining operations on its placer mining leases, if any. Noble also granted the Company an extension to June 30, 1997 of the revised balance due of $954,500 as at December 31, 1995 in consideration for the Company agreeing to pay interest on such balance at a rate of 10% per annum. The Company reduced contracts payable and increased additional paid-in capital by $1,000,000 each during 1996 as a result of this amending agreement. The value of the gold to be paid to Noble was not accrued during 1996 due to the uncertainty of ultimate payment.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 5
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

4. Mineral properties (continued):

      (a) Placer Leases acquired from Noble (continued):

            In addition to funding future annual operating expenditures on the Placer Leases, the original operating agreement provides that proceeds from production from the Placer Leases, if any, will be divided between the Company and Noble as follows:

            o for the first $1,000,000 of proceeds or 2,500 ounces of gold (converted to a dollar amount), whichever is lesser, 10% of such proceeds to Noble;

            o for the next $1,000,000 of proceeds or 2,500 ounces of gold (converted to a dollar amount), whichever is lesser, 17.5% of such proceeds to Noble; and

            o for cumulative proceeds in excess of $2,000,000 or 5,000 ounces of gold (converted to a dollar amount), whichever is lesser, 25% of such proceeds to Noble (also see below).

            During 1997, the Company entered into an extension agreement with Noble which granted the Company a further extension to December 31, 1998 to pay the revised balance of $954,500 due as at December 31, 1995, in consideration for the Company agreeing to pay interest on such balance at a rate of 10% until June 30, 1997 and at a rate of 12% thereafter. In addition, the Company agreed to pay Noble 4,561 ounces of gold, instead of the 3,421 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer mining leases, if any. The interest on the contracts payable has been charged to operations. The value of the gold to be paid to Noble was not accrued during 1997 due to the uncertainty of ultimate payment.

            This extension agreement also revised the division of gold produced from the Placer Leases, if any, to incorporate the following:

            (i) the first 300 ounces of gold due to the Company from anticipated 1998 mining operations will be paid to Noble in satisfaction of the terms of the 1996 extension agreement (which, during 1998, was deferred until anticipated 1999 mining operations);

            (ii) up to 40% of the balance of the number of ounces of gold due to the Company from anticipated 1998 mining operations, until the 4,561 ounces referred to above is reached, will be paid to Noble (which, during 1998, was deferred until anticipated 1999 mining operations);

            (iii) up to 50% of the balance of the number of ounces of gold due to the Company from anticipated 1999 mining operations, until the balance, if any, of the 4,561 ounces referred to above is reached, will be paid to Noble; and

            (iv) up to 60% of the balance of the number of ounces of gold due to the Company from anticipated 2000 and subsequent years mining operations, until the balance, if any, of the 4,561 ounces referred to above is reached, will be paid to Noble.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 6
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

4. Mineral properties (continued):

      (a) Placer Leases acquired from Noble (continued):

            The parties also agreed that Naptau shall not sell or assign its interest in the Placer Leases until such time as these gold obligations are satisfied.

            Subsequent to December 31, 1998, Noble requested and the Company agreed that as consideration for granting an extension of the due date of the remaining balance due to Noble, the Bill of Sale Absolute for the Placer Leases be placed in trust with Noble's attorney until such time as the Company has fulfilled all of its obligations to Noble with respect to repayment of debt. Noble also agreed to convert 1,000,000 common shares of the Company into the Company's obligation to pay Noble 8,695 ounces of gold from the Company's share of gold referred to in previous agreements in the following manner:

            (i) for 1999, 33% of the ounces of gold remaining after fulfillment of previous obligations to Noble (see above); and

            (ii) for 2000 and thereafter and until the 8,695 ounces have been paid to Noble, 50% of the ounces of gold after fulfillment of previous obligations to Noble.

            The parties also agreed that the Company may at any time, elect to pay Noble more ounces of gold than the minimum levels specified above.

      (b) Placer Leases acquired from an affiliate of the Company:

            During 1995, the Company acquired a Placer Lease owned by an affiliate of the Company (the "Affiliate"), for $200,000 (accrued but not yet paid) and 800,000 common shares of the Company that have been assigned their par value of $0.001 per share.

            During 1996, the Company entered into extension agreements with the Affiliate with respect to its contract payable to the Affiliate, whereby the Company issued 8,500 common shares at an agreed price of $2.40 per share to initially extend the due date for the amount outstanding under the contract payable to June 30, 1996 and subsequently agreed to pay the Affiliate 100ounces of gold from the Company's share of gold produced from mining operations on all of its placer mining leases, if any, for extending the due date to October 12, 1997. The ascribed value for the common shares issued has been included in deferred interest and financing costs in mineral properties, however, the value of the gold to be paid to the Affiliate was not accrued during 1996 due to the uncertainty of ultimate payment.

            During 1997, the Company entered into an extension agreement with the Affiliate with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 150 ounces of gold, instead of the 100 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer mining leases, if any, to extend the due date to December 31, 1998. The value of the gold to be paid to the Affiliate was not recorded during 1997 due to the uncertainty of ultimate payment.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 7
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

4. Mineral properties (continued):

      (b) Placer Leases acquired from an affiliate of the Company (continued):

            Subsequent to December 31, 1998, the Company entered into a further extension agreement with the Affiliate with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 200 ounces of gold, instead of the 150 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer leases, if any, to extend the due date to December31, 2001.

5. Amounts payable to related parties:

      Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment. During 1996, the directors and officers converted $96,000 of these loans into 40,000 shares at a price of $2.40 per share.

      At December 31, 1998, accounts payable and accrued liabilities include accruals totalling $315,000 (1997 - $225,000) for salaries to a director and officer pursuant to an employment agreement (note 7), which are included in management salary expense for the period. In addition, $5,916 is included in accounts payable for payment of professional services by a director.

6. Capital stock:

      (a) Issued:

            The continuity of the Company's issued and outstanding capital stock and additional paid-in capital is as follows:

===============================================================================
                                       Common shares     Additional
                                    -------------------     paid-in
                                       Number   Amount      capital      Total
--------------------------------------------------------------------------------
Balance, December 31, 1995          6,700,000   $6,700   $  168,339   $  175,039

1996 Services under stock
     grant program (note
     6(c)(ii))                        100,000      100           --          100
1996 On conversion of loans
     payable to related
     parties (note 5)                  40,000       40       95,960       96,000
1996 As consideration for
     extending the due dates
     of contracts payable
     (note 4)                          93,500       94      224,306      224,400
1996 Increase in additional
     paid-in capital resulting
     from amendment to
     operating agreement with
     Noble (note 4(a))                     --       --    1,000,000    1,000,000
1996 Increase in additional
     paid-in capital relating
     to operating agreements
     with Noble (note 4(a))                --       --       45,500       45,500
--------------------------------------------------------------------------------
Balance, December 31, 1996
and 1997                            6,933,500    6,934    1,534,105    1,541,039

1998 Increase in additional
     paid-in capital pursuant
     to an agreement with a
     shareholder (note 6(b))               --       --       47,000       47,000
--------------------------------------------------------------------------------
Balance, December 31, 1998          6,933,500   $6,934   $1,581,105   $1,588,039
===============================================================================


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 8
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

6. Capital stock (continued):

      (b) Additional paid-in capital:

            During 1998, the Company agreed to assist with the placement of 625,000 shares of the Company held by an individual shareholder with new investors willing to purchase such shares. In consideration for providing this assistance, the parties agreed that any cash received in excess of $0.072 per share on the sale of such shares would be returned by the individual to the Company which amounted to $47,000.

      (c) Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i) Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. To December 31, 1998, no options were granted pursuant to this plan.

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

7. Commitments:

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


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 9
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

8. Income taxes:

      Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of resource deductions of approximately $4,003,000 and loss carry forwards of approximately $506,000 arising in 1995 through 1998, are fully offset by a valuation allowance of the same amount.

9. Supplementary cash flow information:

      The following non-cash operating, financing and investing activities occurred during the year:

================================================================================
                                                   Year ended December 31,
                                           -------------------------------------
                                                 1998       1997        1996
--------------------------------------------------------------------------------
                                                        (restated -  (restated-
                                                            note 3)     (note 3)

Exploration and development expenses
 by way of increase in contracts
 payable                                      $ 624,200    $242,736   $  338,105

Interest and financing costs incurred
 by way of increase in contracts
 payable                                        114,540     110,245      149,725

Reduction of contracts payable by way
 of gold resources received by Noble           (131,892)         --           --
--------------------------------------------------------------------------------
                                                606,848     352,981      487,830

Reduction of contracts payable on
 amendment of operating agreement
 with Noble and resulting increase in
 additional paid-in capital                          --          --    1,000,000

Acquisition of equipment for
 contracts payable                                   --      71,582           --

Issue of common shares:
   For mineral properties, net of
     reduction of additional paid-in
     capital relating to agreements
     with Noble                                      --          --      269,900

   On settlement of loans payable to
     related parties                                 --          --       96,000
================================================================================

The Company did not pay any interest or income taxes during the years ended December 31, 1998, 1997 or 1996.


                                                                        04/14/99

NAPTAU GOLD CORPORATION
Notes to Financial Statements, page 10
(expressed in United States dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

10. Uncertainty due to the Year 2000 Issue:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.


                                                                        04/14/99