Form 10QSB
period 1999-03-31
NAPTAU GOLD CORP
filed 1999-05-17
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-2660

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

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|                          No   |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number

"Safe Harbor" Statement....................................................  1

Part I. Financial Information..............................................  2

Item 1. Financial Statements ..............................................  2

       Balance Sheets......................................................  2

       Statements of Operations and Deficit................................  3

       Statements of Cash Flows............................................  4

       NOTES TO FINANCIAL STATEMENTS.......................................  5

Item 2. Plan of Operation..................................................  6

Part II....................................................................  6

Item 6. Exhibits and Reports on Form 8-K...................................  6

       SIGNATURES..........................................................  7

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

Part 1. Financial Information

Item 1. Financial Statements

Balance Sheets
(expressed in United States dollars)

                                             March 31, 1999  December 31, 1998
                                             --------------   ----------------
Assets
Current assets
   Cash                                         $     2,780      $     2,734
Equipment                                            71,582           71,582
Mineral properties                                2,098,200        2,098,200
                                                -----------      -----------
                                                $ 2,172,562      $ 2,172,516
                                                ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   413,791      $   386,357
   Contracts payable to related parties           2,533,330        2,506,843
   Loans payable to related parties                  42,565           30,304
                                                -----------      -----------
                                                $ 2,989,686      $ 2,923,504
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
      6,933,500 common shares                         6,934            6,934
   Additional paid-in capital                     1,581,105        1,581,105
   Deficit                                       (2,405,163)      (2,339,027)
                                                -----------      -----------
                                                $(  817,124)     $(  750,988)
                                                -----------      -----------
                                                $ 2,172,562      $ 2,172,516
                                                ===========      ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                                Three months Ended March 31,
                                                    1999              1998
                                             ---------------     ---------------
Expenses:

   Exploration expenditures                   $     1,652          $  10,672

   Interest and financing                          28,574                830

   Management salary                               22,500             22,500

   Professional fees                               11,358              6,668

   Office and administrative                        2,052                 35

                                               ----------          ---------

Loss for the period                              ( 66,136)          ( 40,705)

Deficit, beginning of period                   (2,339,027)        (1,325,111)
                                               ----------          ---------

Deficit, end of period                        $(2,405,163)       $(1,365,817)
                                               ----------          ---------

Loss per share                                  $  (0.01)          $     --
                                                ---------          ---------

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                                Three months ended March 31,
                                                      1999           1998
                                              ---------------   ---------------

Cash generated from (used in):

Operations:

   Loss for the period                            $ (66,136)      $ (40,705)

   Changes in non-cash operating working capital:

   Accounts payable and accrued liabilities          27,434          22,570
                                                  ---------       ---------
                                                    (38,702)        (18,135)
Financing Activities:

   Changes in contracts payable                      26,487          53,241

   Loans payable to related parties                  12,261         ( 4,543)
                                                  ---------       ---------
                                                         46          48,698

Investing activities:
   Mineral properties                                    --          30,067)
                                                  ---------       ---------
Increase in cash                                  $      46       $     496

Cash, beginning of period                             2,734              --
                                                  ---------       ---------
Cash, end of period                               $   2,780       $     496
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

      The financial statements presented herein as of March 31, 1999 and for the three month periods ending March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

      Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 1999, the Company had a working capital deficiency of approximately $2,987,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

NAPTAU GOLD CORPORATION

Item 2. Plan of Operation

      The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold properties. The Company's properties are comprised of one Lease of Placer Minerals (LPM) and two adjacent staked placer claims (collectively, the "Properties") located in the Cariboo Mining District, British Columbia, Canada.

      It is estimated that the Company and prior owners of the Properties have expended an aggregate of approximately $4,500,000 in exploring and developing the Properties. Because of the inconsistencies of placer golds, none of the Company's Properties may be defined as containing proven or probable reserves.

      In May 1997 the Company moved a new $250,000 production plant on site with the expectation of processing 150,000 to 200,000 cubic yards of material over the 5 to 6 month 1997 mining season. This represented an average operating level of 50% of the capacity of the plant. This conservative estimate was based on the assumption that shakedown time would be required during start-up of production and the necessity of processing marginal pay gravels while opening the main channel deposits. Production did not commence during the 1997 mining season, however, due to the failure of the manufacturer of the production plant to deliver a turnkey plant. The Company spent the 1997 season, a portion of the 1998 season and approximately $100,000 bringing the plant to operating status. Concurrently with the preparation of the production plant, the Company carried on further site preparation in anticipation of an upcoming season of production.

The Company has not generated meaningful revenues which will only be realized upon the commencement of full-scale mining operations. At the end of the 1998 mining season the Company successfully completed sustained test runs of the production plant yielding quantities of gold as detailed in the following table.

--------------------------------------------------------------------------------
Days of        Cubic Yds.     Recovered     Ounces     Oz/Cu. Yd.      $/Cu. Yd.
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

Because of the record snow fall at the site this season the Company anticipates that it will commence operations around the end of May, 1999, subject to weather conditions and the dissipation of the snow cover. Currently, the Company estimates that it will process approximately 300,000 cubic yards of material over the term of the 1999 mining season.

During the current quarter, Noble Metal Group Incorporated requested and the Company agreed that as consideration for granting an extension of the due date of the remaining balance due to Noble, the Bill of Sale Absolute for the Placer Leases will be placed in trust with Noble's attorney until such time as the Company has fulfilled all of its obligations to Noble with respect to repayment of debt. Noble also agreed to convert 1,000,000 common shares of the Company into an obligation to pay Noble 8,695 ounces of gold from the Company's share of gold referred to in previous agreements in the following manner:

(i) for 1999, 33% of the ounces of gold remaining after fulfillment of previous obligations to Noble; and

(ii) for 2000 and thereafter and until the 8,695 ounces have been paid to Noble, 50% of the ounces of gold after fulfillment of previous obligations to Noble.

The parties agreed that the Company may at any time elect to pay Noble more ounces of gold than the minimum levels specified above.

The Company also entered into a further agreement with an Affiliate, with respect to its contract payable to such Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 200 ounces of gold instead of 150 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer leases, if any, to extend the due date to December 31, 2001.

At March 31, 1999, the Company has a shareholders' deficiency of approximately $817,000 and working capital deficiency in excess of $2,900,000, a significant portion of which is due to related parties, all of whom have a vested interest in ensuring the Company's continued existence. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

On March 31, 1999 the Company concluded the listing for Blue Sky purposes and was published in the Standard & Poor's Corporation Records Current News Edition dated March 31, 1999. Subsequent to this, the Company, through First London Securities, Inc. was approved for quotation on the OTC Bulletin Board.

Part II

Item 6. Exhibits and Reports on Form 8-K

      Response: None.

NAPTAU GOLD CORPORATION


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: May 14, 1999                       By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer