Form 10QSB
period 1999-06-30
NAPTAU GOLD CORP
filed 1999-08-17
CIK 949268

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

For the quarterly period ended June 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to_______________

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

                  Yes |_|                          No   |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 1999.

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

Part 1. Financial Information

Balance Sheets
(expressed in United States dollars)

                                              June 30, 1999    December 31, 1998
                                              -------------    -----------------
Assets
Current assets
   Cash                                        $     2,490          $     2,734
Equipment                                           71,582               71,582
Mineral properties                               2,098,200            2,098,200
                                               -----------          -----------
                                               $ 2,172,272          $ 2,172,516
                                               ===========          ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities    $   500,049          $   386,357
   Contracts payable to related parties          2,529,687            2,506,843
   Loans payable to related parties                 27,002               30,304
                                               -----------          -----------
                                               $ 3,056,738          $ 2,923,504
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
      6,933,500 common shares                        6,934                6,934
   Additional paid-in capital                    1,581,105            1,581,105
   Deficit                                      (2,472,505)          (2,339,027)
                                               -----------          -----------
                                               $  (884,466)         $  (750,988)
                                               -----------          -----------
                                               $ 2,172,272          $ 2,172,516
                                               ===========          ===========

See accompanying notes to financial statements.

Statements of Operations and Deficit
(expressed in United States dollars)

                                             Six Months Ended                Three Months Ended
                                      June 30, 1999   June 30, 1998   June 30, 1999    June 30, 1998
                                      -------------   -------------   --------------   -------------
Expenses:

    Exploration and development costs   $     2,291    $   245,976    $       639      $   235,304

    Interest Expense                         57,717          1,083         29,143              253

    Investor Relations                        3,195                         3,195

    Management Salary                        45,000         45,000         22,500           22,500

    Professional Fees                        22,032         21,871         10,674           15,203

    Office and Administrative           $     3,243          2,656    $     1,191            2,621
                                        -----------    -----------    -----------      -----------

Loss for the period                        (133,478)      (316,586)       (67,342)        (275,881)

Deficit, beginning of period             (2,339,027)    (1,325,111)    (2,405,163)      (1,365,816)
                                        -----------    -----------    -----------      -----------

Deficit, end of period                  $(2,472,505)   $(1,641,697)   $(2,472,505)     $(1,641,697)
                                        ===========    ===========    ===========      ===========

Loss per share                          $     (0.02)   $     (0.05)   $     (0.01)     $     (0.04)
                                        ===========    ===========    ===========      ===========

See accompanying notes to financial statements.

Statements of Cash Flows
(expressed in United States dollars)

                                               Six Months Ended               Three Months Ended
                                        June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                        -------------   -------------   -------------   -------------
Cash generated from (used in):

Operations:

    Loss for the period                   $(133,478)      $(316,586)      $ (67,342)      $(275,881)

    Change in non-cash operating
       working capital:

      Accounts Payable and
        Accrued Liabilities               $ 113,691       $  62,934          75,259          39,824
                                          ---------       ---------       ---------       ---------
                                            (19,787)       (254,192)          7,917        (236,057)

Financing:

    Contracts payable                        22,844         318,950          (3,644)        265,709

    Loans payable to related parties      $  (3,301)      $  (4,543)         (4,563)             --
                                          ---------       ---------       ---------       ---------
                                             19,543         314,408          (8,207)        265,709

    Investing activities:

       Mineral properties:                                  (60,132)                        (30,064)
                                          ---------       ---------       ---------       ---------
    Increase (Decrease) in cash                (244)             84            (290)           (412)

    Cash, beginning of period                 2,734               0           2,780             496
                                          ---------       ---------       ---------       ---------
    Cash, end of period                   $   2,490       $      84           2,490              84
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

      The financial statements presented herein as of June 30, 1999 and for the six month periods ending June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

2     Mineral property interests:

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

      Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 1999, the Company had a working capital deficiency of approximately $3,054,249, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

NAPTAU GOLD CORPORATION

Item 2. Plan of Operation

This Plan of Operation. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, decisions and activities related to the mining properties, anticipated grade, geological, metallurgical, processing or other problems, conclusion of feasibility studies, changes in projected parameters or plans, the timing and receipt of governmental permits, the failure of plant, equipment or processors to operate in accordance with specifications or expectation, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels or activity, performance or achievements. We undertake no duty to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

      The Company is engaged in the acquisition, exploration, and development of mineral properties, primarily gold properties. The Company's properties are comprised of one Lease of Placer Minerals (LPM) and two adjacent staked placer claims (collectively, the "Properties") located in the Cariboo Mining District, British Columbia, Canada.

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
Days of        Cubic Yds.     Recovered     Ounces     Oz/Cu. Yd.      $/Cu.Yd.
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

During the previous quarter, Noble Metal Group Incorporated requested and the Company agreed that as consideration for granting an extension of the due date of the remaining balance due to Noble, the Bill of Sale Absolute for the Placer Leases will be placed in trust with Noble's attorney until such time as the Company has fulfilled all of its obligations to Noble with respect to repayment of debt. Noble also agreed to convert 1,000,000 common shares of the Company into an obligation to pay Noble 8,695 ounces of gold from the Company's share of gold referred to in previous agreements in the following manner:

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

The Company also entered into an agreement with an Affiliate, with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 200 ounces of gold instead of 150 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer leases, if any, to extend the due date to December 31, 2001.

Because of the record snow fall over the winter at the site of the Company's mining properties, the delay in the dissipation of the snow cover this spring and early summer, and the lead time which will be required to prepare the site for operation, the Company has not yet determined its operating plans for placer mining for this season. As of this date the camp has been opened, equipment has been made ready and the Operator, Noble Metal Group Incorporated, has personnel on site assessing the feasibility and level of operation to be carried on this season.

During this quarter the Company has taken the opportunity to deal with other matters and taken steps to follow through on its diversification plans to provide "Off Season" operations which complement and will not interfere with the mining operations. In this vein the Company concluded a "Letter of Intent" with Cyber Centers.com Inc. to acquire all of its shares of outstanding stock, subject to the negotiation of a Definitive Agreement and the conclusion of the parties' due diligence; which Definitive Agreement, among other matters, will obligate the Company to divest itself at a future date of substantially all of its interest in the operations of Cybercenters.com Inc. except that portion still to be agreed upon.

Cyber Centers.com Inc is an E-commerce company committed to developing, managing, and promoting internet products and services to consumers and businesses. Cyber Centers.com Inc has four divisions, each with a promising future in the Internet field:

      Cybercenters International, Inc.tm are "virtual" retail facilities offering computer and software training, on site computer rentals, high speed Internet access, video conferencing, software library, "Cyber Center" brand name computers, U.S. Mail Box accounts, Fax, printing and other business services.

      Sports Challenge, Inc. creates, markets and promotes interactive games, tournaments, and contests to the Internet audience.

      International Security Listing Services, Inc. currently controls two financial guides, "Penny Stocks.net," and Small Cap Stocks.net."

      InteractiveNetcast.com is creating a 24-hour/day talk show format. The Company intends to market its broadcasting, programming, and interaction to an exclusive Internet listening audience.

As of the filing of this report the parties are continuing to negotiate the terms of the Definitive Agreement and Naptau is conducting its due diligence review of Cybercenters.com and its principals.

In order to finance its ongoing operating costs and meet some of its commitment to Noble, with the consent of Noble Metal Group Incorporated, the Company raised $66,000 by the presale of 300 troy ounces of raw placer gold for delivery on or before the end of October, 1999.

At June 30, 1999, the Company has a shareholders' deficiency of approximately $884,500 and working capital deficiency in excess of $3,054,000, a significant portion of which is due to related parties, all of whom have a vested interest in ensuring the Company's continued existence. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, substantially all of the financing for the Company's mining activities has been provided by Noble. There is no assurance that Noble will continue to fund the Company or that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

Part II

Item 5. Other Information

a) Accounting Policies

During the most recent quarter the Company received correspondence from the Securities and Exchange Commission wherein it reiterated its belief that the Company's policy of capitalizing its mineral property acquisition costs is not practical until commercial feasibility under Industry Guide 7 is established. As noted below, KPMG LLP, the Company's previous auditor has declined to stand for re-appointment as auditors of the Company. When the Company has appointed a new auditor it will review its accounting policies and respond to the Securities and Exchange Commission. Such response could include a change in the Company's method of accounting.

b) Director Resignations / New Directors Appointed

In June the Company received letters of resignation from John J. McIntyre, Murray A. Bratten and Warren W. Gayle from their positions as Directors of the Company. Each indicated that the demands of their other businesses would not permit them to devote the appropriate tine to the affairs of the Company.

The Company is pleased to announce that Walter Harder and John Lawrence Fix have been appointed Directors.

Walt Harder Mr. Harder was born and raised on a farm in Ridgeville, Manitoba and now resides with his wife in the greater Vancouver, British Columbia area. At age 20 he left the farming community to pursue a career in marketing and sales. He spent the next 22 years in the advancement of this career in the auto/steel industry (Channellock Tools and Dominion Chain Co.) serving distributors in Western Canada. He subsequently decided to take on the challenge of being self-employed and progressed into and has, for the last 17 years, been involved in the financial services industry in British Columbia. Both Mr. Harder and his wife are active in local community affairs. He brings to the Board of Naptau the knowledge and determination to complete tasks that comes from the entrepreneurial experience.

John Lawrence Fix Mr. Fix has a rounded background commencing from an early age including farming, sawmill operations, oilfield construction, and road building. Through his high-school years he also managed a motel. After attending the University of British Columbia he attained Chief Flying Instructor/Charter Pilot positions progressing to become a Certified Aircraft Engineer. Having attained these successes he returned to taking on tasks relating to the mining industry such as staking, promoting, road building and overburden removal in an area near Summerland, British Columbia. Because of his background in aviation opportunities opened in the insurance industry where he carried out aircraft accident investigation and rose to manager of Brower & Company Aviation, a Lloyds of London Agent. Upon the sale of Brower & Co. he formed Pacific Adjusters carrying out insurance investigation on large international claims. Having established this he then applied some of his earlier gained knowledge an moved into the oilfield servicing industry through the purchase of Shirley Air Services Limited. In addition to these operations he manage to also form and operate Lower Mainland Security World which carried out burglar alarm installations as well as developing network installation for the computerization of homes (Smart House). This included central control of the complexities of a home including remote access and satellite computer control of remote equipment. To fill any spare time he co-incidentally invested in, owned and operated multiple duplex rental units and carried on the international brokerage of goods. He believes "all fields of endeavor are money making opportunities if you keep your eye on the ball but that the trip is not complete until the profit is in the Bank". Mr. Fix brings to the Board of Naptau his analytical abilities and the drive and determination to bring a project to a successful conclusion.

c) Decline of Auditor to Stand for Re-appointment

In June, 1999, KPMG LLP, which had previously been engaged as the principal accountant to audit the Company's financial statements advised the Company that it did not intend to stand for re-appointment as the auditors of the Company. The Company is currently interviewing possible successors.

During the Company's two most recent fiscal years and the subsequent period preceding the receipt of KPMG's declination, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject in its report. In addition, during the Company's two most recent fiscal years and the interim period preceding KPMG's declination no reportable events, as defined in Item 304(a)(1)(iv)(A), (B) (D) or (E) of Regulation S-B occurred.

d) Commencement of Bulletin Board Trading

On March 31, 1999 the Company concluded the listing for Blue-Sky purposes and was published in the Standard & Poor's Corporation Records Current News Edition dated March 31, 1999. Subsequent to this, the Company, through First London Securities, Inc. was approved for quotation on the OTC Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 10.1.1 Letter of Intent Between the Company and Cyber Centers.com, Inc.

        Exhibit 10.1.2    Addendum to Letter of Intent

        Letter dated June 2, 1999 from KPMG, LLP

        Exhibit 24.1      Item 24.1

NAPTAU GOLD CORPORATION

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: August 17, 1999                    By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer