Form 10QSB
period 1999-09-30
NAPTAU GOLD CORP
filed 1999-11-12
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                  Yes |_|                          No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of September 30, 1999.

      Transitional Small Business Disclosure Format (check one):

                  Yes |_|                          No |X|

================================================================================

                                   Form 10-QSB

INDEX                                                                Page Number

Part I. Financial Information.......................................      2

       Balance Sheets...............................................      2

       Statements of Operations and Deficit.........................      3

       Statements of Cash Flows.....................................      4

       NOTES TO FINANCIAL STATEMENTS................................      5

Item 2. Plan of Operation...........................................      6

Part II.............................................................      8

Item 6. Exhibits and Reports on Form 8-K............................      8

       SIGNATURES...................................................      9

Part 1. Financial Information

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                               September 30,       December 31,
                                                   1999                1998
                                               -------------       ------------
Assets
Current assets
   Cash                                         $       465        $     2,734
Equipment                                            71,582             71,582
Mineral properties                                2,098,200          2,098,200
                                                -----------        -----------
                                                $ 2,170,247        $ 2,172,516
                                                ===========        ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   568,776        $   386,357
   Contracts payable to related parties           2,766,524          2,506,843
   Loans payable to related parties                  16,431             30,304
                                                -----------        -----------
                                                $ 3,351,731        $ 2,923,504
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
      5,933,500 common shares                         6,934              6,934
   Additional paid-in capital                     1,581,105          1,581,105
   Deficit                                       (2,769,523)        (2,339,027)
                                                -----------        -----------
                                                $(1,181,484)       $(  750,988)
                                                -----------        -----------
                                                $ 2,170,247        $ 2,172,516
                                                ===========        ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                             Nine Months Ended              Three Months Ended
                                      Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                      -------------   -------------   -------------   -------------
Expenses:

    Exploration and development costs  $   194,796     $   606,381     $   192,505     $   360,406

    Interest Expense                        86,639           4,305          28,922           3,223

    Investor Relations                      51,215                          47,520

    Management Salary                       67,500          67,500          22,500          22,500

    Professional Fees                       26,408          43,932           4,376          20,216

    Office and Administrative          $     3,938           3,750     $       688           2,937
                                       -----------     -----------     -----------     -----------

Loss for the period                       (430,496)       (725,868)       (296,511)       (409,282)

Deficit, beginning of period            (2,339,027)     (1,325,111)     (2,473,012)     (1,641,697)
                                       -----------     -----------     -----------     -----------

Deficit, end of period                 $(2,769,523)    $(1,641,697)    $(2,769,523)    $(2,050,979)
                                       ===========     ===========     ===========     ===========

Loss per share                         $     (0.07)    $     (0.05)    $     (0.05)    $     (0.07)
                                       ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                 Nine Months Ended           Three Months Ended
                                           Sept 30, 1999  Sept 30, 1998  Sept 30, 1999  Sept 30, 1998
                                           -------------  -------------  -------------  -------------
Cash generated from (used in):

Operations:

    Loss for the period                      $(430,496)     $(725,868)     $(296,511)     $(349,150)

    Change in non-cash operating
       working capital:

       Inventory                                               (5,576)                       (5,576)
       Acounts Payable and
        Accrued Liabilities                  $ 168,348      $  86,650         46,470         24,255
                                             ---------      ---------      ---------      ---------
                                              (262,148)      (254,192)      (250,041)      (330,471)

Financing:

    Contracts payable                          259,681        688,380        236,715)       369,430

    Loans payable to related parties         $     198      $ (90,049)        11,801        (85,506)

    Capital contributed by a shareholder                       47,000                        47,000
                                             ---------      ---------      ---------      ---------
                                               259,879        645,331        248,516        330,924
                                             ---------      ---------      ---------      ---------
    Increase (Decrease) in cash                 (2,269)           537         (1,525)           453

    Cash, beginning of period                    2,734              0          1,990             84
                                             ---------      ---------      ---------      ---------
    Cash, end of period                      $     465      $     537            465            537
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

      The financial statements presented herein as of September 30, 1999 and for the Nine month periods ending September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

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

      Mineral property acquisition costs are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility at which time these costs will be deferred.

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

      Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 1999, the Company had a working capital deficiency of approximately $3,351,731, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

      The recoverability of the amounts shown as mineral properties is dependent upon economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the development of its mineral properties and upon future profitable production or proceeds from the disposition thereof.

NAPTAU GOLD CORPORATION

Item 2. Plan of Operation

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should", "could," "expects," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, decisions and activities related to the mining properties, anticipated grade, geological, metallurgical, processing or other problems, conclusion of feasibility studies, changes in projected parameters or plans, the timing and receipt of governmental permits, the failure of plant, equipment or processors to operate in accordance with specifications or expectation, results of current exploration activities, accidents, delays in start-up dates, environmental costs and risks, changes in gold prices, as well as other factors described elsewhere in this Form 10-QSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels or activity, performance or achievements. We undertake no duty to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

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

The Company also entered into an agreement with an Affiliate, with respect to its contract payable to the Affiliate of $200,000, whereby the Company agreed to pay the Affiliate 200 ounces of gold instead of 150 ounces previously agreed, from the Company's share of gold produced from mining operations on its placer leases, if any, to extend the due date to December 31, 1999

The Company is presently working, in conjunction with The Publicity Exchange, on the design and setup of a web site and the preparation of Corporate information for dissemination through the web site and traditional channels to the public and its shareholders.

Because of the record snow fall over the winter at the site of the Company's mining properties, the delay in the dissipation of the snow cover this spring and early summer which resulted in an abbreviated mining season the Company did not attempt to carry on production. It did purge the settling ponds, resurfaced roads and constructed a durable access road between the processing plant and the disposal area streamlining the movement of the washed gravels. It also started the reclamation of some of the area nearest Keithley Creek.

During this quarter the Company has taken the Definitive Agreement with Cyber Centers.com Inc to the final stages. As of the filing of this report the parties are continuing their due diligence review and assessing the consequences of the present status of Naptau's position in the market.

In the absence of any gold production Naptau is in the process of negotiating with the purchasers of the gold contracts sold in the spring of the year to bring these contracts to a mutually agreeable solution.

At September 30, 1999, the Company has a shareholders' deficiency of approximately $1,181,000 and working capital deficiency in excess of $3,350,000, a significant portion of which is due to related parties, all of whom have a vested interest in ensuring the Company's continued existence. The Company's continuing operations and ability to realize the amounts shown as mineral properties on its balance sheet are dependent upon the Company's ability to obtain the financing necessary to meet its obligations and continue its exploration and development activities. To date, Noble has provided substantially all of the financing for the Company's mining activities but has notified Naptau that it will not continue to fund the Company. Naptau is pursuing alternative sources of funding and adding value but there are no assurances that necessary financing will be made available by third parties or, if made available, be on terms acceptable to the Company.

Part II

Item 5. Other Information

a) Accounting Disclosure

During the last quarter the Company received correspondence from the Securities and Exchange Commission wherein it reiterated its belief that the Company's policy of capitalizing its mineral property acquisition costs is not practical until commercial feasibility under Industry Guide 7 is established. As noted below, KPMG LLP, the Company's previous auditor has declined to stand for re-appointment as auditors of the Company. When the Company has appointed a new auditor it will review its accounting policies and respond to the Securities and Exchange Commission. Such response could include a change in the Company's method of accounting.

b) Director Consent to Act Withdrawn

In June the Company announced that Mr. Walter Harder had been appointed Director of the Company. Subsequent to the filing and upon further assessment of the amount of time he felt he would have to commit to carrying out the related duties as Director he reconsidered his appointment and asked that his consent to act be withdrawn and that the appointment be nullified.

The present Directors are Mr. Edward Renyk, Mr. Lloyd Mear, and Mr. John Lawrence Fix. At this time the Directors have decided hold the two unfilled Directorships in abeyance.

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

d) Commencement of Bulletin Board Trading

On March 31, 1999 the Company concluded the listing for Blue-Sky purposes and was published in the Standard & Poor's Corporation Records Current News Edition dated March 31, 1999. Subsequent to this, the Company, through First London Securities, Inc. was approved for quotation on the OTC Bulletin Board and is trading under the symbol NPTU.

Item 6. Exhibits and Reports on Form 8-K

      None

NAPTAU GOLD CORPORATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: November 12, 1999                  By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer