Form 10KSB
period 1999-12-31
NAPTAU GOLD CORP
filed 2000-03-30
CIK 949268

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission File Number 0-26600

--------------------------------------------------------------------------------

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

                                 (604) 277-5252
                           (Issuer's telephone number)
          ------------------------------------------------------------
                                (former address)

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

5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of February 29, 2000.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

===============================================================================

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.   BUSINESS......................................................    3

ITEM 2.   DESCRIPTION OF PROPERTY.......................................    4

ITEM 3.   LEGAL PROCEEDINGS.............................................    5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    5

                                     Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS........................................    5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................    5

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    6

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE......................    7

                                    Part III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..    7

ITEM 10.  EXECUTIVE COMPENSATION........................................    8

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..............................................    9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   10

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................   11

SIGNATURES..............................................................   12

                                     PART I

ITEM 1. BUSINESS

(a)  Business Development

Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties. The Company is registered as a foreign corporation (extra provincial corporation) in the Province of British Columbia, Canada.

In June 1995 and subsequently:

     1) The Company entered into an agreement (the "Exchange Agreement") to acquire certain placer leases (set forth under "Item 2 Description of Property" of this report) owned by Noble Metal Group Incorporated (a British Columbia company "Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company.

     2) The Company and Noble entered into an operating agreement (the "Operating Agreement") whereby Noble remained the operator for the mining activities on the placer leases for a term of ten years, with Noble having the option of renewing the agreement for a further ten year term.

     3) The Company acquired from Dorothy Dennis ("Dennis") an additional placer lease contiguous with the placer leases acquired from Noble incurring an obligation to pay the Dennis $200,000.

     4) In May 1996 the Company recorded the Bill of Sale Absolute on placer claims Lou 1 and Lou 2 (the "Lou Claims") staked by William G. Timmins as agent for Naptau.

Under subsequent extensions and modifications made to the Exchange Agreement and Operating Agreement with Noble, the Company was obligated to:

     1) Pay Noble $954,000 together with interest thereon at the rate of 10% per annum from December 31, 1995 through June 30, 1997, and 12% per annum thereafter.

     2) Deliver to Noble 4,861 ounces of gold from the Company's share of the gold produced from the Placer Leases.

     3) Naptau also agreed not sell or assign its interest in the Placer Leases until such time as these gold obligations were satisfied.

Under subsequent extensions and modifications made to the Acquisition Agreement with Dennis the Company was obligated to deliver an additional 150 ounces of raw placer gold to extend the due date of the Agreement to December 31, 1999.

Because of the inconsistency of placer golds, none of the Company's prospects or properties could be defined as containing proven or probable reserves.

Although the Company extracted approximately 591 ounces of gold during the latter portion of the 1998 mining season, it had yet to generate sufficient revenues to sustain its operations. The Company's ability to maintain its mining operations is dependent upon its ability to raise substantial additional funds. With the exception of the funds received from the sale of the above extracted gold, all of the Company's exploration activities had been conducted with funds advanced by Noble.

The mining of the Placer Leases has been unsuccessful.

Effective December 31, 1999 the Company concluded a "Recission and Release Agreement" with Noble whereby all assets related to the placer mining operations, including those previously acquired from Noble and Dennis, together with the staked placer leases Lou 1 and 2 and related production equipment located on the properties were conveyed to Noble in consideration for the release from all debts and obligations owing by Naptau to Noble and Dennis. In addition Naptau agreed to transfer all exploration account balances for Canadian tax purposes relating to the operation incurred in respect to the acquisition of Placer leases.

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

(b)  Business of Naptau Gold Corporation

Naptau Gold Corporation ("Naptau" or the "Company") is engaged in the acquisition, exploration and development of mineral properties.

Risk Factors

Limited Operations: Need for Additional Funds. To date, the Company has extracted only 591 ounces of gold through its mining program. By agreement, effective December 31, 1999 (Recission and Release Agreement appended hereto under Item 13) the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated for a release from all related debt. The Company has not generated any significant revenues and will not generate significant revenues until it is able to acquire new projects and sources of financing. At December 31, 1999, the Company had an accumulated deficit of $2,230,130 (1998 -$2,339,027).

Preparation of Financial Statements: The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise funds necessary to continue operations or were unable to generate positive cash flow from new operations, it might be forced to liquidate. In such event, it is unlikely that the Company would realize amounts sufficient to liquidate its liabilities recorded on the balance sheet.

Cautionary Statement for Purposes of The "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995: The United States Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The following factors set forth under "Risk Factors" among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, future filings by the Company with the SEC, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-KSB, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $439,797 (1998 $2,280,741) to Officers, Directors and related parties. There can be no Assurance that the Company will be able to satisfy its obligations to the Related Parties.

Conflicts of Interest: The terms upon which the Recission Agreement was concluded were determined by negotiations between representatives of Noble and the Company. Noble then owned more than a majority of the outstanding shares of the Company and therefore, the agreement between Noble, Dennis and the Company should not be deemed the product of arms' length negotiations.

ITEM 2. DESCRIPTION OF THE PROPERTY

The Company previously held a 100% interest in all of its Properties:

Lease of Placer Minerals (LPM) Tenure #365488) formerly:

     PL # 29        (Tenure #262692)        PL # 1850         (Tenure #262822)

     PL # 1159      (Tenure #282768)        PL # 2093         (Tenure #282832)

     PL # 1160      (Tenure #262769)

Placer Claims

     Lou #1         (Tenure #337015)        Lou #2            (Tenure #337016)

On October 4, 1998 Placer Mining Leases # 29, 1159, 1160, 1850, 2093 were combined into a Lease of Placer Minerals (LPM) bearing Mineral Tenure # 365488 out of the Cariboo Mining Division of British Columbia. The LPM and staked Placer Claims Lou 1 and Lou 2 (collectively, the "Properties") are adjacent properties located at the confluence of Keithley Creek and Snowshoe Creek, 28 miles northwest of Likely, British Columbia in the Cariboo Mining District, and are accessible by gravel road. The town of Likely is about 64 miles northeast of Williams Lake, British Columbia, and may be reached by paved highway or private plane.

At present the Company holds no properties.

The Company occupies office space provided by its President, E. D. Renyk, at 5391 Blundell Road, Richmond, BC, Canada, V7C 1H3. No rent was paid for the use of this office. The space is adequate for the planned future conduct of the Company's business over the next twelve months.

ITEM 3. LEGAL PROCEEDINGS
The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There were no shareholders' meetings during 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
(a) On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

     Market price ranges of the Company's common stock during subsequent quarters of the year 1999 were as follows:

                                        1999
                                  --------------------
         Period                   High            Low
         ------                   ----            ---
         2nd Quarter             1.60             1.01

         3rd Quarter             1.03125          0.25

         4th Quarter             0.32             0.10

(b)  Holders.

As of December 31, 1999, there were approximately 50 holders of the Company's Common Stock including those held in "nominee" or "street" name.

(c). Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the notes thereto.

There is a negative working capital balance of $642,091 (1998 -$2,920,770) a significant portion, which is owed to related parties, all of whom have a vested interest in ensuring the Company's continued existence.

Excluding the Adjustment to reflect recovery through recission agreement, $611,196, the Company earned no revenues. (the Recission and Release Agreement is attached hereto under Item 13)

Over the winter of 1998 and spring of 1999 the Cariboo area sustained record snowfall and subsequently record spring run off. This record spring run off caused substantial damage to the previously prepared mining site to the extent that substantial expenditures, without benefit of a recommended engineering study, were estimated up to as high as $500,000 and a completion time factor of 60 to 150 days. Because access to the site was not until the latter part of June 1999, well into the normal operating season, which usually concludes around the end of September, it was decided not to attempt operation in 1999. The Company did expend $$187,825 on road and general site recovery.

Further expenditures as shown in the Statements of Operations and Deficit on non-resource property expenditures during the 1999 year were: (1) Interest of $127,596, related to carrying costs of the debt to Noble; bonuses and interest paid to third party investors to conclude Contracts Payable, maturing December 31, 2000. The Contracts Payable replaced agreements for delivery of raw placer gold which the Company entered in May and June of 1999; which it was unable to deliver by the due date of October 31, 1999. (2) Included in the Investor and project development expenses of $57,602, are costs for the preparation of corporate public relations information, Internet site research, and costs to examine potential investment opportunities.

With the conclusion of the Recission and Release Agreement the Company has substantially reduced its liabilities. The Company is actively pursuing other opportunities in precious metal mining as well as Internet related projects.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Reports of Independent Chartered Accountants..............................F-2

Balance Sheet.............................................................F-3

Statements of Operations..................................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                             NAPTAU GOLD CORPORATION

                              FINANCIAL STATEMENTS

                      (expressed in United States dollars)

                  Years ended December 31, 1999, 1998 and 1997

                                                                             F-2
AUDITOR'S REPORT

TO THE DIRECTORS OF NAPTAU GOLD CORPORATION

I have audited the balance sheet of Naptau Gold Corporation as at December 31, 1999 and the statements of operations and deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and the cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The financial statements of the Company for the year ended December 31, 1998 and 1997 were audited by other auditors who issued their report without reservation, on March 29, 1999.

G. Ross McDonald

Chartered Accountant

Vancouver, Canada

March 21, 2000

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S.

REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 1999 and as described in Note 1 to the financial statements. My report to the shareholders dated March 21, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

/s/

G. Ross McDonald

Chartered Accountant

Vancouver, Canada

March 21, 2000

                             NAPTAU GOLD CORPORATION
                                 BALANCE SHEETS
                      (expressed in United States dollars)
                           December 31, 1999 and 1998
                                                                             F-3

                                                                             1999              1998
                                                                           ---------       -----------
                                    ASSETS

CURRENT ASSETS
     Cash                                                                 $     1,042    $     2,734

EQUIPMENT                                                                        --           71,582

MINERAL PROPERTIES (Note 4)                                                      --        2,098,200
                                                                           ----------    -----------
                                                                          $     1,042    $ 2,172,516
                                                                          ===========    ===========
                                   LIABILITIES
CURRENT LIABILITIES
     Accounts payable and accrued liabilities (Note 5)                    $   469,705    $   386,357
     Contracts payable (Note 5(a))                                             78,310           --
     Loans payable (Note 5(b))                                                 60,321           --
     Contracts payable to related parties (Note 4)                               --        2,506,843
     Loans payable to related parties (Note 5(c))                              34,797         30,304
                                                                           ----------    -----------
                                                                              643,133      2,923,504
                                                                           ----------    -----------
                            SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (Note 6)
     Authorized -
           5,000,000 preferred shares with a par value $0.001 per share
          20,000,000 common shares with a par value $0.001 per share

     Issued and outstanding -
           5,933,500 common shares                                              5,934          6,934

ADDITIONAL PAID-IN CAPITAL                                                  1,582,105      1,581,105

DEFICIT                                                                    (2,230,130)    (2,339,027)
                                                                           ----------    -----------
                                                                             (642,091)      (750,988)
                                                                           ----------    -----------
Continuing operations (Note 1)
Commitments and contingencies (Note 7)
                                                                          $     1,042    $ 2,172,516
                                                                          ===========    ===========

APPROVED BY THE DIRECTORS
     /s/ "E.D.Renyk"
----------------------------------------------------
Director


    /s/ "Larry Fix"
----------------------------------------------------
Director

                             NAPTAU GOLD CORPORATION
                      STATEMENTS OF OPERATIONS AND DEFICIT
                      (expressed in United States Dollars)
              For the Years Ended December 31, 1999, 1998 and 1997
                                                                             F-4

                                                                        1999                   1998                    1997
                                                                -------------------    -------------------     -------------------
                                                                                                               (restated - note 3)
EXPENSES
    Exploration and development, net                            $          187,825     $          474,620      $          242,736
      of gold recoveries
    Interest and financing costs                                           127,596                119,053                 112,280
    Investor and project development                                        57,602                      -                       -
    Management salary (Note 7)                                              90,000                 90,000                  90,000
    Office and administrative                                                4,804                 23,809                   4,105
    Professional fees                                                       34,472                 46,464                  17,035
    Write-off of deferred financing costs                                        -                      -                  20,393
    Adjustment to reflect recovery through recission                      (611,196)                     -                       -
     agreement (Note 4)
                                                                -------------------    -------------------     -------------------

INCOME (LOSS) FOR THE YEAR                                                 108,897               (753,946)               (486,549)
                                                                -------------------    -------------------     -------------------

DEFICIT, BEGINNING OF YEAR
    As previously reported                                                       -               (341,450)               (207,882)
    Adjustment to reflect changes in accounting                                  -             (1,243,631)               (890,650)
       for exploration and development expenditures, and
       interest and financing costs on contracts payable
       related to such expenditures (Note 3)
                                                                -------------------    -------------------     -------------------

    As restated                                                         (2,339,027)            (1,585,081)             (1,098,532)
                                                                -------------------    -------------------     -------------------

DEFICIT, END OF YEAR                                            $       (2,230,130)    $       (2,339,027)     $       (1,585,081)
                                                                ===================    ===================     ===================

INCOME (LOSS) PER SHARE                                         $            0.02      $           (0.11)      $           (0.07)
                                                                ===================    ===================     ===================

                             NAPTAU GOLD CORPORATION
                            STATEMENTS OF CASH FLOWS
                      (expressed in United States Dollars)
              For the Years Ended December 31, 1999, 1998 and 1997
                                                                             F-5

                                                                       1999                   1998                    1997
                                                                -------------------    -------------------     -------------------
                                                                                                               (restated - note 3)
OPERATING ACTIVITIES
    Income (loss) for the year                                  $          108,897     $         (753,946)     $         (486,549)
    Adjustments to reconcile loss for the year to
      net cash from (used in) operating activities:
         Write-off of deferred financing costs                                   -                      -                  20,393
         Non-cash operating expenses (Note 9)                              274,135                606,848                 352,981
         Adjustments to reflect recovery through                          (611,196)                     -                       -
             recission agreement (Note 4)
         Increase in accounts payable and                                   83,348                111,108                 120,068
             accrued liabilities
                                                                -------------------    -------------------     -------------------

    Net cash from (used in) operating activities                          (144,816)               (35,990)                  6,893
                                                                -------------------    -------------------     -------------------

FINANCING ACTIVITIES
    Deferred financing costs (incurred) recovered                                -                      -                 (11,303)
    Payment of contracts payable                                                 -                (21,400)                (10,500)
    Contracts payable                                                       78,310                      -                       -
    Loans payable                                                           70,020                      -                       -
    Loans payable to related parties                                        (5,206)                13,124                  14,910
    Additional paid in capital                                                   -                 47,000                       -
                                                                -------------------    -------------------     -------------------

    Net cash from (used in) financing activities                           143,124                 38,724                  (6,893)
                                                                -------------------    -------------------     -------------------

INCREASE (DECREASE) IN CASH                                                 (1,692)                 2,734                       -

CASH, BEGINNING OF YEAR                                                      2,734                      -                       -
                                                                -------------------    -------------------     -------------------

CASH, END OF YEAR                                               $            1,042     $            2,734      $                -
                                                                ===================    ===================     ===================

Supplementary cash flow information (Note 9)

                                                                             F-6
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997


1.       CONTINUING OPERATIONS

         Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into agreements to acquire certain mineral properties (Note 4). The Company's principal business activity is the exploration and development of mineral properties, with its principal mineral properties comprising various placer leases in the Cariboo Mining Division of British Columbia, Canada (the "Placer Leases").

         These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 1999, the Company had a working capital deficiency in excess of $640,000 (1998 - $2,900,000), a significant portion of which in 1998 was due to related parties, and has a shareholders' deficiency of approximately $642,000 (1998 - $751,000). The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

2.       SIGNIFICANT ACCOUNTING POLICIES

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

                                                                             F-7
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997

2.       SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         (g)      Financial instruments:

                  With the exception of amounts due to related parties, as at December 31, 1999 and 1998, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in Notes 4 and 5.

                                                                             F-8
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997


3.       CHANGES IN ACCOUNTING POLICY

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

4.       MINERAL PROPERTIES

                                                                                       1999                     1998
                                                                                -------------------       ------------------
        Placer Leases, Cariboo Mining Division,

            British Columbia
               Acquisition costs:

                 Placer Leases acquired from Noble                              $                -        $       1,775,000
                 Placer Leases acquired from an affiliate of the                                 -                  200,800

                          Company
                                                                                --- --------------        -- ---------------

                                                                                                 -                1,975,800

               Deferred interest and financing costs:

                 Paid or accrued to Noble                                                        -                  102,000
                 Paid to an affiliate of the Company                                             -                   20,400
                                                                                --- --------------        -- ---------------

                                                                                                 -                  122,400
                                                                                --- --------------        -- ---------------

                                                                                $                -        $       2,098,200
                                                                                === ==============        == ===============

         During 1995, the Company entered into an agreement to acquire certain Placer leases from Noble Metal Group Incorporated ("Noble") in exchange for 4 million common shares of the Company. As Noble acquired control of the Company by this exchange, it was considered a common control transaction and, accordingly, the common shares were accounted for at the carrying value of the Placer leases in the accounts of Noble at December 31, 1994.

                                                                             F-9
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997


         The Company and Noble also entered into an operating agreement whereby Noble would remain the operator for the mining activities on the Placer leases for a period of ten years.

         The Company also acquired a Placer lease owned by an affiliate of the Company during the year ended December 31, 1995.

         The operation of the Placer leases has been unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement with Noble whereby all assets previously acquired, including the staked placer leases Lou 1 and 2 and related production equipment located on the properties, were conveyed to Noble in consideration for the release from all debts and obligations to Noble. The Company also agreed to transfer all exploration account balances for Canadian tax purposes relating to the operation of the Placer leases to Noble. Further Noble agreed to assume $200,000 in debt due to an affiliate incurred in respect of the acquisition of a Placer lease which was conveyed to Noble. As a result of this transaction the Company has recorded in the year ended December 31, 1999 a gain of $611,196 arising from the release from debts relating to interest charges and other amounts previously written off.

         Noble also agreed to divest itself of up to 735,000 common shares of the Company and thus no longer holds a control position in the Company. Subsequent to December 31, 1999 Noble donated 585,000 common shares to a charitable institution.

         Pursuant to an agreement with Noble for the Company to pay Noble 8,695 ounces of gold, 1,000,000 common shares of the Company were returned to the Company. By agreement the shares were returned to treasury and cancelled and the obligation to deliver gold was terminated. The $1,000 gain on the cancellation of the shares has been added to additional paid-in capital.

5.       LOANS AND CONTRACTS PAYABLE

         (a)      Contracts Payable

                  The Company entered into two agreements to deliver 300 ounces of raw placer gold by October 31, 1999 in consideration for advances of $66,000 received by the Company. The Company was unable to deliver the gold against these contracts and subsequent to December 31, 1999 obtained an extension of time until December 31, 2000 to repay this amount or deliver the gold. In consideration for this extension the Company has agreed to pay 15% interest on the advances plus bonus interest of $10,400 which amounts have been recorded in the accounts of the Company as at December 31, 1999.

         (b)      Loans Payable

                  Loans payable are non-interest bearing and have no specific term for repayment.

                                                                            F-10
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997


         (c)      Loans Payable to Related Parties

                  Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment.

                  At December 31, 1999, accounts payable and accrued liabilities include accruals totalling $405,000 (1998 - $315,000) for salaries to a director and officer pursuant to an employment agreement (Note 7), which are included in management salary expense for the period.

6.       CAPITAL STOCK

         (a)      Issued:

                  The continuity of the Company's issued and outstanding capital stock and additional paid-in capital is as follows:


                                                              Common Shares                   Additional
                                                    -----------------------------------
                                                                                               Paid-in

                                                        Number             Amount              Capital                Total
                                                    ---------------    ----------------    -----------------    ------------------

         Balance, December 31, 1997                      6,933,500     $          6,934    $       1,534,105    $       1,541,039

         1998 Increase in additional paid-in                     -                    -               47,000               47,000
             capital pursuant to an agreement
             with a shareholder (Note 6(b))
                                                    ---------------    -- -------------    --- -------------    --- --------------

         Balance, December 31, 1998                      6,933,500                6,934            1,581,105            1,588,039

         1999 cancellation of shares                    (1,000,000)              (1,000)               1,000                    -

             pursuant to an agreement with a
             shareholder (Note 4)
                                                    ---------------    -- -------------    --- -------------    --- --------------

         Balance, December 31, 1999                      5,933,500     $          5,934    $       1,582,105    $       1,588,039
                                                    ===============    == =============    === =============    === ==============

                                                                            F-11
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997

6.       CAPITAL STOCK (continued)

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

                  (ii)     Stock grant program:

                           The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employees may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. As of December 31, 1995, a total of 100,000 shares had been granted to five directors pursuant to this plan, which were issued in 1996. These shares were recorded during the period granted at their par value of $0.001 per share and were presented as shares allotted but unissued as at December 31, 1995.

                                                                            F-12
                            NAPTAU GOLD CORPORATION

                       NOTES TO THE FINANCIAL STATEMENTS

                      (expressed in United States Dollars)

               For the Years Ended December 31, 1999, 1998, 1997


7.       COMMITMENTS

         On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000.000.

8.       INCOME TAXES

         Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

         For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of resource deductions of approximately $4,190,000 and loss carry forwards of approximately $584,000 arising in 1995 through 1999, are fully offset by a valuation allowance of the same amount.

9.       SUPPLEMENTARY CASH FLOW INFORMATION

         The following non-cash operating, financing and investing activities occurred during the year:


                                                                                         Year ended December 31,

                                                                       -------------------------------------------------------------
                                                                             1999                  1998                  1997
                                                                       -----------------     -----------------     -----------------
        Exploration and development expenses by way                    $        159,595      $        624,200      $        242,736
            of increase in contracts payable (net of payments)

        Interest and financing costs incurred by way of                         114,540               114,540               110,245
            increase in contracts payable

        Reduction of contracts payable by way of                                      -              (131,892)                    -
            gold resources received by Noble
                                                                       --- -------------     --- -------------     --- -------------

                                                                       $        274,135      $        606,848      $        352,981
                                                                       --- -------------     --- -------------     --- -------------

        Acquisition of equipment for contracts payable                 $              -      $              -      $         71,582
                                                                       --- -------------     --- -------------     --- -------------


         The Company did not pay any interest or income taxes during the years ended December 31, 1999, 1998 and 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE In March 2000, the Company engaged the firm of G. ROSS MCDONALD, Chartered Account of Vancouver, British Columbia as principal accountant to audit the Company's financial statements.

In June, 1999, KPMG LLP, which had previously been engaged as the principal accountant to audit the Company's financial statements advised the Company "that we decline to stand for re-appointment as the auditors of Naptau Gold Corporation".

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME                            POSITIONS HELD WITH THE CORPORATION

Edward D. Renyk                 Director, President & Chief Financial Officer

Lloyd E. Mear                   Director

Larry Fix                       Director


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

Lloyd E. Mear. Mr. Mear has served as a Director of the Company since June 8, 1995. Mr. Mear has over thirty years of experience as a Civil Engineer including fifteen years as an executive in the Mining Industry. From 1967 to date he has served as the President and Chief Executive Officer of ReDev. Inc., a company that extracts gold and platinum group metals from water sources throughout the western United States and Canada.

Mr. Mear received a degree in Civil Engineering/Surveying in 1956 from University of Alberta, Calgary, Alberta.

John Lawrence Fix. Mr. Fix has a rounded background commencing from an early age including farming, sawmill operations, oilfield construction, and road building. Through his high-school years he also managed a motel. After attending the University of British Columbia he attained Chief Flying Instructor/Charter Pilot positions progressing to become a Certified Aircraft Engineer. Having attained these successes he returned to taking on tasks relating to the mining industry such as staking, promoting, road building and overburden removal in an area near Summerland, British Columbia. Because of his background in aviation opportunities opened in the insurance industry where he carried out aircraft accident investigation and rose to manager of Brower & Company Aviation, a Lloyds of London Agent. Upon the sale of Brower & Co. he formed Pacific Adjusters carrying out insurance investigation on large international claims. Having established this he then applied some of his earlier gained knowledge an moved into the oilfield servicing industry through the purchase of Shirley Air Services Limited. In addition to these operations he manage to also form and operate Lower Mainland Security World which carried out burglar alarm installations as well as developing network installation for the computerization of homes (Smart House). This included central control of the complexities of a home including remote access and satellite computer control of remote equipment. To fill any spare time he co-incidentally invested in, owned and operated multiple duplex rental units and carried on the international brokerage of goods. He believes "all fields of endeavor are money making opportunities if you keep your eye on the ball but that the trip is not complete until the profit is in the Bank". Mr. Fix brings to the Board of Naptau his analytical abilities and the drive and determination to bring a project to a successful conclusion.

ITEM 10. EXECUTIVE COMPENSATION
 The following table sets forth the compensation for the fiscal years ended December 31, 1996, 1997 and 1998 ("fiscal years") payable to Mr. Renyk, the Company's President. No other officer received any compensation from the Company in these fiscal years.

                           SUMMARY COMPENSATION TABLE

--------------------- -------------- ---------------------- ---------------------------- -------------------------------
                                                              Long-Term Compensation
                                                                      Awards
--------------------- -------------- ---------------------- ---------------------------- -------------------------------
                                          Salary (1)             Restricted Stock            All Other Compensation
--------------------- -------------- ---------------------- ---------------------------- -------------------------------
Edward Renyk          1996                  $90,000                     --                             --

                      1997                  $90,000                     --                             --

                      1998                  $90,000                     --                             --

                      1999                  90,000                      --                             --
--------------------- -------------- ---------------------- ---------------------------- -------------------------------

1. On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000.

Stock Options

The Company did not grant any stock options to any executive officer during fiscal years 1996, 1997, 1998 and 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 2000, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

                                                 Number of       Percentage of
Name                                          Shares owned (1)  Shares Owned (2)

Noble Metal Group Incorporated (3)               2,500,000          42.13%
801-409 Granville Street


Vancouver, BC, Canada  V6C 1T2
Edward D. Renyk                                    375,000           6.32%
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director, President & Chief Financial Officer


John J. McIntyre                                   390,000           6.57%
McIntyre Winteringham
1501 - 543 Granville St.
Vancouver, BC, Canada  V6C 1X8



Lloyd Mear                                          70,000            --
5391 Blundell Rd.
Richmond, BC, Canada  V7C 1H3
Director




Dorothy Dennis                                     373,500           6.29%
705 - 588 Broughton St.
Vancouver, BC, Canada  V6G 3E3

Officers and Directors                             445,000           7.50%
as a Group (3 persons)
--       Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)      Based upon 5,933,500 shares of Common Stock outstanding on March 31,
         1999.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the CDNX Stock Exchange. Information extracted from the INFO CDNX web site pertaining to Noble on March 24, 2000 show the authorized capital as 100,000,000 shares without par value, of which 35,637,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital extracted from the same site was Dorothy Dennis who held 3,681,547 shares representing 10.33%.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K The following are filed as part of this Report:

3.1     Certificate of Incorporation of the Registrant (1)
3.2 Certificate of Amendment dated June 23, 1989 to Certificate of Incorporation (1)
3.3 Certificate of Amendment dated June 1, 1995 to Certificate of Incorporation (1)
3.4     Certificate for Renewal and Revival of Charter dated June 1, 1995 (1)
3.5     By-laws of the Registrant (1) 4.1 Form of Common Stock Certificate (1)
10.1    Agreement to Exchange Assets for Stock (1)
10.2    Operating Agreement (1)
10.3 Extension Agreement between the Registrant and Noble dated September 1, 1995 (1)
10.4 Second Extension Agreement between the Registrant and Noble dated April 30, 1996 (1)
10.5    Satisfaction of Debt with Stock-Noble Metal Group Incorporated (1)
10.6 Modification and Extension Agreement between Registrant and Noble dated July 1996 canceling $1,000,000 obligation and further extending date for payment of $954,500 in consideration for agreement to deliver 3,421 ounces of gold (1)
10.7 Agreement of Business Combination by Exchange of Assets for Stock Regarding Place Lease #1160 between the Registrant and Dorothy Dennis
        (1)
10.8 Extension Agreement between the Registrant and Dorothy Dennis dated April 30, 1996 (1)
10.9    Satisfaction of Debt with Stock - Dorothy Dennis (1)
10.10   Satisfaction of Debt with Stock - E.D. Renyk (1)
10.11   Satisfaction of Debt with Stock - J.J. McIntyre (1)
10.12   Stock Option Program (1)
10.13   Stock Grant Program (1)
10.14   Employment Agreement of Edward D. Renyk (1)
10.15 Second Extension Agreement between Registrant and Dorothy Dennis dated October 1996 (1)
10.16 Modification and Extension Agreement between the Registrant and Noble Metal Group Incorporated dated March 9, 1999 (2)
10.17 Extension Agreement between the Company and Dorothy Dennis dated March 30, 1999 (2)
10.18.1 Letter of Intent between the Company and Cyber Centers.com, Inc. dated July 6, 1999 (2)
10.18.2 Addendum dated July 28, 1999 to Letter of Intent (2)
10.19 Recission and Release Agreement between the Company and Noble Metal Group Incorporated effective December 31, 1999 (2)
10.20 Release Agreement between the Company and Dorothy Dennis dated the 17th day of February, 2000 (2)
16.1    Letter of former Accountant (2)
24.1    Consent of W.G.T. Consultants Ltd. (1)

--------------

(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786

(2)     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2000
                                    NAPTAU GOLD CORPORATION
                                    (Registrant)

                                    By: /s/ Edward D. Renyk
                                       -----------------------
                                    Edward D. Renyk, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                            Date


/s/ Edward D. Renyk           President, Director and          March 24, 2000
---------------------------   Principal Accounting Officer
Edward D. Renyk


/s/ Lloyd E. Mear             Director                         March 24, 2000
----------------------
Lloyd E. Mear


/s/ Larry Fix                 Director                         March 24, 2000
--------------------------
Larry Fix