Form 10QSB
period 2000-03-31
NAPTAU GOLD CORP
filed 2000-05-12
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                           --------------------------

                          Commission File Number 0-2660

                             NAPTAU GOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    22-3386947
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

                           ---------------------------

                               5391 Blundell Road
                                   Richmond BC
                                 Canada V7C 1H3
                    (Address of principal executive offices)

                                 (604) 277-5252
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

                          -----------------------------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of April 30, 2000.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

"Safe Harbor" Statement....................................................  1

PART I. FINANCIAL INFORMATION..............................................  2

Item 1. Balance Sheets.....................................................  2

        Statements of Operations and Deficit...............................  3

        Statements of Cash Flows...........................................  4

        NOTES TO FINANCIAL STATEMENTS......................................  5

Item 2. Plan of Operation..................................................  6

PART II OTHER INFORMATION .................................................  6

Item 6. Exhibits and Reports on Form 8-K...................................  6

        SIGNATURES.......................................................... 7

        FINANCIAL DATA SCHEDULE............................................. 8

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

PART 1. FINANCIAL INFORMATION

Item 1.

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                             March 31, 2000  December 31, 1999
                                             --------------   ----------------
Assets
Current assets
   Cash                                         $       475      $     1,042
                                                -----------      -----------
                                                $       475      $     1,042
                                                ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   493,450      $   469,705
   Loans payable                                    141,496          138,631
   Loans payable to related parties                  37,341           34,797
                                                -----------      -----------
                                                $   672,287      $   643,133
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                          5,934            5,934
   Additional paid-in capital                     1,582,105        1,582,105
   Deficit                                       (2,259,851)      (2,230,130)
                                                -----------      -----------
                                                $(  671,812)     $(  642,091)
                                                -----------      -----------
                                                $       475      $     1,042
                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                                Three months Ended March 31,
                                                   2000               1999
                                             ---------------     ---------------
Expenses:

   Exploration expenditures                   $        --          $   1,652

   Interest and financing                           2,875             28,852

   Management salary                               22,500             22,500

   Professional fees                                2,582             11,358

   Office and administrative                        1,763              1,780

                                               ----------          ---------

Loss for the period                              ( 29,720)          ( 66,142)

Deficit, beginning of period                   (2,230,130)        (2,339,021)
                                               ----------          ---------

Deficit, end of period                        $(2,259,850)       $(2,405,163)
                                               ----------          ---------

Loss per share                                  $  (0.005)          $  (0.01)
                                                ---------          ---------

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                Three months ended March 31,
                                                      2000           1999
                                              ---------------   ---------------

Cash generated from (used in):

Operations:

   Loss for the period                            $ (29,720)      $ (66,142)

   Changes in non-cash operating working capital:

   Accounts payable and accrued liabilities          26,610          27,434
                                                  ---------       ---------
                                                    ( 3,110)        (38,708)
Financing:

   Changes in contracts payable                                      26,487

   Loans payable to related parties                   2,543          12,267
                                                  ---------       ---------
                                                    (   567)             46

   Investing activities:
      Mineral properties                               --                --
                                                  ---------       ---------
Increase in cash                                  $ (   567)      $      46

Cash, beginning of period                             1,042           2,734
                                                  ---------       ---------
Cash, end of period                               $     475       $   2,780
                                                  =========       =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
March 31, 2000

1.    The Company and basis of presentation:

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties. The operation of the mineral properties was unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations. The Company agreed to transfer all exploration account balances for Canadian tax purposes relating to the operation of the mineral properties.

      The Company's principal business activity is the exploration and development of mineral properties.

      The financial statements presented herein as of March 31, 2000 and for the three-month periods ending March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

Mineral property interests:

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

      Mineral property acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

      On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

      Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 2000, the Company had a working capital deficiency of approximately $672,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

      The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold or platinum properties. At present it is actively reviewing potential investment opportunities that can utilize its access to the public market in both precious metals mining and internet related areas.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      Response: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: May 10, 2000                       By: Edward D. Renyk
                                          President and
                                          Principal Accounting Officer