Form 10QSB
period 2000-06-30
NAPTAU GOLD CORP
filed 2000-08-11
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

                           --------------------------

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

      5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 2000.

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

PART 1. FINANCIAL INFORMATION

Item 1.

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                  June 30, 2000  December 31, 1999
                                                  -------------  -----------------
Assets
Current assets
   Cash                                            $       289      $     1,042
                                                   -----------      -----------
                                                   $       289      $     1,042
                                                   ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities        $   517,464      $   469,705
   Loans payable                                       145,060          138,631
   Loans payable to related parties                     38,536           34,797
                                                   -----------      -----------
                                                   $   701,060      $   643,133
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                             5,934            5,934
   Additional paid-in capital                        1,582,105        1,582,105
   Deficit                                          (2,298,810)      (2,230,130)
                                                   -----------      -----------
                                                   $  (700,772)     $  (642,091)
                                                   -----------      -----------
                                                   $       289      $     1,042
                                                   ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                        Six Months Ended               Three Months Ended
                                  June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                  -------------   -------------   -------------   -------------
Expenses:

   Exploration expenditures        $                    2,291                             639

   Interest and financing                7,258         57,717            4,383         29,143

   Investor relations                                   3,195                           3,195

   Management salary                    45,000         45,000           22,500         22,500

   Professional fees                     3,867         22,032            1,285         10,674

   Office and administrative             2,556          3,243              793          1,191
                                   -----------    -----------      -----------    -----------

Loss for the period                    (58,681)      (133,478)         (28,961)       (67,342)

Deficit, beginning of period        (2,230,130)    (2,339,021)      (2,259,850)    (2,405,163)
                                   -----------    -----------      -----------    -----------

Deficit, end of period             $(2,288,811)   $(2,472,505)      (2,288,811)    (2,472,505)
                                   ===========    ===========      ===========    ===========

Loss per share                     $     (0.01)   $     (0.02)     $    (0.005)         (0.01)
                                   ===========    ===========      ===========    ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                        Six Months Ended               Three Months Ended
                                  June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                  -------------   -------------   -------------   -------------
Cash generated from (used in):

Operations:

   Loss for the period               $(58,681)      (133,478)         (28,961)         (67,342)

   Changes in non-cash
       operating working capital:

   Accounts payable and
       accrued liabilities             47,759        113,691           24,715           75,259
                                     --------       --------         --------         --------
                                      (10,922)       (19,787)          (4,246)           7,917
Financing:

   Contracts payable                    6,430         22,844            2,865           (3,644)

   Loans payable to
      related parties                   3,739         (3,301)           1,195           (4,563)
                                     --------       --------         --------         --------
                                       10,169         19,543            4,060           (8,207)
                                     --------       --------         --------         --------
Increase in cash                         (753)          (244)            (186)            (290)

Cash, beginning of period               1,042          2,734              475            2,780
                                     --------       --------         --------         --------
Cash, end of period                  $    289          2,490              289            2,490
                                     ========       ========         ========         ========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
June 30, 2000

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

      The financial statements presented herein as of June 30, 2000 and for the three-month periods ending June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

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

      Results of operations for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 2000, the Company had a working capital deficiency of approximately $701,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

      The Company, historically, has been engaged in the acquisition, exploration and development of mineral properties, primarily gold or platinum. The Company has been approached to review several business opportunities outside the resource industry. In particular, internet related opportunities in the fields of entertainment and associated technology, corporate incubator projects, and non-internet projects which involve the reduction or elimination of exhaust emissions created by the internal combustion engine either by fuel additives or by other pre-conditioning of fuels before they enter the engine.

      The Company is actively reviewing these potential business opportunities and will issue further information if matters develop.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      On May 18th, 2000 Mr. Larry Fix, Director, consented and was appointed to act as Secretary of the Company.

      On May 18th, 2000, under the Stock Grant Program(1) established June 30, 1995, the Company authorized the issuing of common stock as follows:

      Larry Fix         50,000 common shares at par value of $0.001 per share
      Lloyd Mear        75,000 common shares at par value of $0.001 per share
      Edward Renyk      75,000 common shares at par value of $0.001 per share

      As of June 30, 2000 this common stock had not been formally issued from the treasury of the Company.

      On May 18, 2000, under the Stock Option Plan(1) established June 30, 1995, the Company issued 300,000 Stock Options which entitle the Optionee to purchase one fully paid common share of the Company at the price of $0.05 per common share for a period of two years from the date of granting.

On May 18, 2000 the Company's shares traded on the OTC Bulletin Board at $0.055 on a volume of 43,500 shares.

(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786.

The Company is presently negotiating with Mr. Edward Renyk to extend his position as President of the Company. His contract expired on June 30, 2000 but he has agreed to carry on the duties and responsibilities of CEO, President and Principal Accounting Officer on a month to month basis until the conclusion of negotiations and signing of a new contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NAPTAU GOLD CORPORATION


                                        /s/ Edward D. Renyk
                                        ----------------------------------------
Dated: August 04, 2000                  By: Edward D. Renyk, CA
                                        President and
                                        Principal Accounting Officer