Form 10QSB
period 2000-09-30
NAPTAU GOLD CORP
filed 2000-11-14
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ___________________

                          -----------------------------

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

                          -----------------------------

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

             5,933,500 shares of Common Stock, $.001 par value, were
                     outstanding, as of September 30, 2000.

           Transitional Small Business Disclosure Format (check one):

                   Yes |_|                             No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

"Safe Harbor" Statement....................................................  1

PART I. FINANCIAL INFORMATION..............................................  2

Item 1. Balance Sheets.....................................................  2

        Statements of Operations and Deficit...............................  3

        Statements of Cash Flows...........................................  4

        NOTES TO FINANCIAL STATEMENTS......................................  5

Item 2. Plan of Operation..................................................  6

PART II OTHER INFORMATION .................................................  6

Item 6. Exhibits and Reports on Form 8-K...................................  6

        SIGNATURES.........................................................  7

        FINANCIAL DATA SCHEDULE............................................  8

"Safe Harbor" Statement

Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding status of discussions with third parties, the ability of the Company to advance discussions to the next level of negotiation, the ability of the Company to advance to formal agreement with third parties, planned levels of development, exploration and other expenditures, anticipated production and schedules for development. Factors that could cause actual results to differ materially include, among others, decisions and activities related to future agreements, unanticipated delays or other problems, conclusion of feasibility studies, changes in project parameters or plans, the timing and receipt of governmental approvals, the failure of parties or processes to operate in accordance with specifications or expectations, delays in closings or start-up dates, environmental costs and risks, as well as other factors described elsewhere in this Form 10-QSB. Most of these factors are beyond the Registrant's ability to predict or control. The Registrant disclaims any obligation to update any forward-looking statement made herein.

PART 1. FINANCIAL INFORMATION

Item 1.

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                    September 30, 2000     December 31, 1999
                                                    ------------------     -----------------
Assets
Current assets
   Cash                                                 $       112           $     1,042
                                                        -----------           -----------
                                                        $       112           $     1,042
                                                        ===========           ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities             $   540,148           $   469,705
   Loans payable                                            147,926               138,631
   Loans payable to related parties                          39,686                34,797
                                                        -----------           -----------
                                                        $   727,760           $   643,133
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                                  5,934                 5,934
   Additional paid-in capital                             1,582,105             1,582,105
   Deficit                                               (2,315,688)           (2,230,130)
                                                        -----------           -----------
                                                        $  (727,649)          $  (642,091)
                                                        -----------           -----------
                                                        $       112           $     1,042
                                                        ===========           ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                              Nine Months Ended                   Three Months Ended
                                       Sept 30, 2000     Sept 30, 1999     Sept 30, 2000     Sept 30, 1999
                                       -------------     -------------     -------------     -------------
Expenses:

     Exploration expenditures           $        --           194,796                --           192,505

     Interest and financing                  10,123            86,639             2,865            28,922

     Investor relations                          --            51,215                --            47,520

     Management salary                       67,500            67,500            22,500            22,500

     Professional fees                        4,552            26,408               685             4,376

     Office and administrative                3,383             3,938               800               688

                                        -----------       -----------       -----------        ----------

Loss for the period                         (85,558)         (430,496)          (26,850)         (296,511)

Deficit, beginning of period             (2,230,130)       (2,339,027)       (2,288,811)       (2,473,012)
                                        -----------       -----------       -----------        ----------

Deficit, end of period                  $(2,315,688)      $(2,769,523)       (2,315,661)       (2,769,523)
                                        ===========       ===========       ===========        ==========

Loss per share                          $     (0.01)      $     (0.07)      $    (0.005)            (0.05)
                                        ===========       ===========       ===========        ==========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                 Nine Months Ended                  Three Months Ended
                                         Sept 30, 2000     Sept 30, 1999      Sept 30, 2000    Sept 30, 1999
                                         -------------     -------------      -------------    -------------
Cash generated from (used in):

Operations:

     Loss for the period                   $ (85,558)         (430,496)          (26,850)         (296,511)

     Changes in non-cash
         operating working capital:

   Accounts payable and
          accrued liabilities                 70,444           168,348            24,185            46,470
                                           ---------          --------           -------          --------
                                             (15,144)         (262,148)           (2,665)         (250,041)
Financing:

     Contracts payable                         9,295           259,681             2,865           236,715

     Loans payable to
         related parties                       4,889              (198)            1,200            11,801
                                           ---------          --------           -------          --------
                                              14,784           259,879             4,065          (248,516)
                                           ---------          --------           -------          --------
Increase in cash                                (930)           (2,269)            1,400            (1,525)

Cash, beginning of period                      1,042             2,734            (1,288)            1,990
                                           ---------          --------           -------          --------
Cash, end of period                        $     112               465               112               465
                                           =========          ========           =======          ========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
September 30, 2000

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

            The Company's principal business activity was the exploration and development of mineral properties.

            The financial statements presented herein as of September 30, 2000 and for the three-month periods ending September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

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

            Results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 2000, the Company had a working capital deficiency of approximately $728,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

      The Company, historically, has been engaged in the acquisition, exploration and development of mineral properties, primarily gold or platinum. The Company has been approached and has reviewed several business opportunities outside the resource industry. In particular, internet related opportunities in the fields of infrastructure and associated technology, corporate incubator projects, and non-internet projects related to the communications industry.

      The Company has reviewed and rejected four proposals and is actively reviewing two potential business opportunities. Further information will be forthcoming as matters develop.

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

      As of September 30, 2000 this common stock had not been formally issued from the treasury of the Company.

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

(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786.

The Company is presently negotiating with Mr. Edward Renyk to extend his position as President of the Company. His contract expired on June 30, 2000 but he has agreed to carry on the duties and responsibilities of CEO, President and Principal Accounting Officer on a month to month basis until the conclusion of negotiations and signing of a new contract. As of the date of this report an agreement has been presented to the Board of Directors for review, and if acceptable, for approval.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: November 06, 2000                  By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer