Form 10KSB40
period 2000-12-31
NAPTAU GOLD CORP
filed 2001-04-16
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

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

                                   ----------

                                (former address)

                                   ----------

   (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of February 28, 2001.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: |X|

The issuer's revenues for its most recent fiscal year: $0.00

The aggregate value of the voting common equity held by non-affiliates as of March 26,2001 based on the average bid and ask price of $0.025 was $75,188

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.     BUSINESS.........................................................  3

ITEM 2.     DESCRIPTION OF PROPERTY..........................................  5

ITEM 3.     LEGAL PROCEEDINGS................................................  5

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  5

                               Part II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS.....................................  5

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  6

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  6

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................  7

                              Part III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......  7

ITEM 10.    EXECUTIVE COMPENSATION...........................................  8

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................  9

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 10

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K ................................ 11

SIGNATURES  ................................................................. 12

                                     PART I

ITEM 1. BUSINESS

-     Business Development

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

3) The Company acquired from Dorothy Dennis ("Dennis") an additional placer lease contiguous with the placer leases acquired from Noble incurring an obligation to pay Dennis $200,000.

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

Although the Company extracted approximately 591 ounces of gold during the latter portion of the 1998 mining season, it had yet to generate sufficient revenues to sustain its operations. The Company's ability to maintain its mining operations was dependent upon its ability to raise substantial additional funds. With the exception of the funds received from the sale of the above extracted gold, all of the Company's exploration activities had been conducted with funds advanced by Noble.

The mining of the Placer Leases was unsuccessful.

Effective December 31, 1999 the Company concluded a "Recission and Release Agreement" with Noble whereby all assets related to the placer mining operations, including those previously acquired from Noble and Dennis, together with the staked placer leases Lou 1 and 2 and related production equipment located on the properties were conveyed to Noble in consideration for the release from all debts and obligations owing by Naptau to Noble and Dennis. In addition Naptau transferred all exploration account balances for Canadian tax purposes relating to the operation incurred in respect to the acquisition of Placer leases.

For discussion of certain material risks involved in the Company's business, see "Risk Factors" below.

-     Business of Naptau Gold Corporation

Naptau Gold Corporation ("Naptau" or the "Company") historically was engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge as it pertains to:

      1. The assessment and development of solutions for the remediation and recovery of residual contaminants resulting from commercial processes, and

      2. The potential health benefits gained through the controlled replenishment of minerals into the human body which are constantly being depleted, but which are essential to continued good health.

Risk Factors

Limited Operations: Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated for a release from all related debt. The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing. During 2000 the Company actively pursued opportunities related to its business.

At December 31, 2000, the Company had an accumulated deficit of $2,347,358 (1999 -$2,230,130).

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

Cautionary Statement for Purposes of The "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995: The United States Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. The following factors set forth under "Risk Factors" among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, future filings by the Company with the SEC, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-KSB, the words "estimate," "project," "anticipate," "expect," "exploring", "intend," "pursuing", "believe" and similar expressions are intended to identify forward-looking statements.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $547,482 (1999 $439,787) to Officers, Directors and related parties. There can be no Assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

Lease of Placer Minerals (LPM) (Tenure #365488) formerly:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There were no shareholders' meetings during 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      - On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

      Market price ranges of the Company's common stock during 2000 were:

Period                                                         High         Low
-------                                                        ----         ---

1st Quarter                                                    0.16        0.07

2nd Quarter                                                    0.18        0.054

3rd Quarter                                                    0.125       0.062

4th Quarter                                                    0.093       0.031

      -     Holders.

      As of December 31, 2000, there were approximately 50 registered holders of the Company's Common Stock.

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

There is a negative working capital balance of $759,319 (1999 -$642,091) a significant portion, which is owed to related parties, all of whom have a vested interest in ensuring the Company's continued existence.

Excluding the Adjustment to reflect recovery through recission agreement, $611,196 in 1999, the Company earned no revenues and its operations have been limited to the research and development of business opportunities..

Expenditures as shown in the Statements of Operations and Deficit during the 2000 year were: (1) Interest of $12,988, (1999 - $127,596) related to carrying costs of debt; bonuses and interest paid to third party investors on Contracts Payable, maturing December 31, 2000 which replaced agreements for delivery of raw placer gold entered into in May and June of 1999 which remained outstanding by the due date of October 31, 1999. (2) Included in the Investor and project development expenses of $10,410, (1999 - $57,602) are costs for the preparation of corporate public relations information, and costs to research and develop potential business applications.

With the conclusion of the Recission and Release Agreement in 1999 the Company substantially reduced its liabilities and ongoing operating costs. The Company actively carried out research and development and has not incurred new debt other than that due to shareholders, Officers and/or Directors and existing debtors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Chartered Accountants............................     F-2

Balance Sheet...........................................................     F-3

Statements of Operations................................................     F-4

Statements of Cash Flows................................................     F-5

Notes to Financial Statements...........................................     F-6

                             NAPTAU GOLD CORPORATION

                              FINANCIAL STATEMENTS

                      (expressed in United States dollars)

                  Years ended December 31, 2000, 1999 and 1998

G. Ross McDonald*                                                            F-2

Chartered Accountant

================================================================================

*Denotes incorporated professional              Suite 1502, 543 Granville Street
                                                Vancouver, B.C. V6C 1X8
                                                Tel: (604) 685-8646
                                                Fax: (604) 684-6334

                                AUDITOR'S REPORT

      TO THE SHAREHOLDERS OF NAPTAU GOLD CORPORATION

      I have audited the balance sheets of Naptau Gold Corporation as at December 31, 2000 and 1999 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and the cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

      The financial statements of the Company for the year ended December 31, 1998 were audited by other auditors who issued their report without reservation, on March 29, 1999.


      "G. Ross McDonald" (signed)

      G. Ross McDonald
      Chartered Accountant

      Vancouver, Canada
      April 11, 2001

      COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S.

      REPORTING DIFFERENCES

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 2000 and 1999 and as described in Note 1 to the financial statements. My report to the shareholders dated March 23, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.


      "G. Ross McDonald" (signed)

      G. Ross McDonald
      Chartered Accountant

      Vancouver, Canada
      April 11, 2001

NAPTAU GOLD CORPORATION                                                      F-3

BALANCE SHEETS

(expressed in United States dollars)

December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                              2000           1999
-----------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS

     Cash                                                                 $        84    $     1,042
-----------------------------------------------------------------------------------------------------

                                                                          $        84    $     1,042
=====================================================================================================
                                   LIABILITIES

CURRENT LIABILITIES

     Accounts payable and accrued liabilities (Note 5(c))                 $   556,130    $   469,705

     Contracts payable (Note 5(a))                                             89,770         78,310

     Loans payable (Note 5(b))                                                 61,021         60,321

     Loans payable to related parties (Note 5(c))                              52,482         34,797
-----------------------------------------------------------------------------------------------------

                                                                              759,403        643,133
-----------------------------------------------------------------------------------------------------
                            SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (Note 6)

     Authorized -

           5,000,000 preferred shares with a par value $0.001 per share

          20,000,000 common shares with a par value $0.001 per share

     Issued and outstanding -

           5,933,500 common shares                                              5,934          5,934

ADDITIONAL PAID-IN CAPITAL                                                  1,582,105      1,582,105

DEFICIT                                                                    (2,347,358)    (2,230,130)
-----------------------------------------------------------------------------------------------------
                                                                             (759,319)      (642,091)
-----------------------------------------------------------------------------------------------------

Continuing operations (Note 1)

Commitments and contingencies (Note 7)

                                                                          $        84    $     1,042
=====================================================================================================

APPROVED BY THE DIRECTORS


"E. D. Renyk"
----------------------------------
Director


"Lloyd Mear
----------------------------------
Director

NAPTAU GOLD CORPORATION                                                      F-4

STATEMENTS OF OPERATIONS AND DEFICIT

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                           2000           1999           1998
-------------------------------------------------------------------------------------------------
EXPENSES

    Exploration and development, net
      of gold recoveries                               $        --    $   187,825    $   474,620

    Interest and financing costs                            12,988        127,596        119,053

    Investor and project development                        10,410         57,602             --

    Management salary (Note 7)                              90,000         90,000         90,000

    Office and administrative                                4,612          4,804         23,809

    Professional fees                                        5,610         34,472         46,464

    Expense recoveries                                      (6,392)            --             --

    Adjustment to reflect recovery through recission

     agreement (Note 4)                                         --       (611,196)            --
-------------------------------------------------------------------------------------------------

INCOME (LOSS) FOR THE YEAR                                (117,228)       108,897       (753,946)
-------------------------------------------------------------------------------------------------

DEFICIT, BEGINNING OF YEAR

    As previously reported                                      --             --       (341,450)

    Adjustment to reflect changes in accounting
       for exploration and development expenditures,
       and interest and financing costs on contracts
       payable related to such expenditures (Note 3)            --             --     (1,243,631)
-------------------------------------------------------------------------------------------------

    As restated                                         (2,230,130)    (2,339,027)    (1,585,081)
-------------------------------------------------------------------------------------------------

DEFICIT, END OF YEAR                                   $(2,347,358)   $(2,230,130)   $(2,339,027)
=================================================================================================

INCOME (LOSS) PER SHARE                                $     (0.02)   $      0.02    $     (0.11)
=================================================================================================

NAPTAU GOLD CORPORATION                                                      F-5

STATEMENTS OF CASH FLOWS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

                                                         2000         1999         1998
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Income (loss) for the year                        $(117,228)   $ 108,897    $(753,946)

    Adjustments to reconcile loss for the year to

      net cash from (used in) operating activities:

         Non-cash operating expenses (Note 9)                --      274,135      606,848

         Adjustments to reflect recovery through

             recission agreement (Note 4)                    --     (611,196)          --

         Increase in accounts payable and

             accrued liabilities                         86,425       83,348      111,108
------------------------------------------------------------------------------------------

    Net cash used in operating activities               (30,803)    (144,816)     (35,990)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

    Payment of contracts payable                             --           --      (21,400)

    Contracts payable                                    11,460       78,310           --

    Loans payable                                           700       70,020           --

    Loans payable to related parties                     17,685       (5,206)      13,124

    Additional paid in capital                               --           --       47,000
------------------------------------------------------------------------------------------

    Net cash from financing activities                   29,485      143,124       38,724
------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                (958)      (1,692)       2,734

CASH, BEGINNING OF YEAR                                   1,042        2,734           --
------------------------------------------------------------------------------------------

CASH, END OF YEAR                                     $      84    $   1,042    $   2,734
==========================================================================================

Supplementary cash flow information (Note 9)

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

1.    CONTINUING OPERATIONS

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988. The Company's principal business activity is the exploration and development of mineral properties.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 2000, the Company had a working capital deficiency in excess of $759,000 (1999 - $640,000) and has a shareholders' deficiency of approximately $759,000 (1999 - $642,000). The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

2.    SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of presentation:

            The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      (b)   Mineral properties:

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

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2     SIGNIFICANT ACCOUNTING POLICIES (continued)

            (d)   Use of estimates:

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

      (e)   Financial instruments:

            With the exception of amounts due to related parties, as at December 31, 2000, 1999 and 1998, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in Notes 4 and 5.

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

4.    RECISSION AND RELEASE AGREEMENT

      The operation of formerly held Placer leases was unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement with Noble Metal Group Incorporated ("Noble") whereby all assets previously acquired, including the staked placer leases Lou 1 and 2 and related production equipment located on the properties, were conveyed to Noble in consideration for the release from all debts and obligations to Noble. The Company also agreed to transfer all exploration account balances for Canadian tax purposes relating to the operation of the Placer leases to Noble. Further Noble agreed to assume $200,000 in debt due to an affiliate incurred in respect of the acquisition of a Placer lease which was conveyed to Noble. As a result of this transaction the Company has recorded in the year ended December 31, 1999 a gain of $611,196 arising from the release from debts relating to interest charges and other amounts previously written off.

      Noble also agreed to divest itself of up to 735,000 common shares of the Company and thus no longer holds a control position in the Company. Subsequent to December 31, 1999 Noble donated 585,000 common shares to a charitable institution.

      Pursuant to an agreement with Noble for the Company to pay Noble 8,695 ounces of gold, 1,000,000 common shares of the Company were returned to the Company. By agreement the shares were returned to treasury during the year ended December 31, 1999 and cancelled and the obligation to deliver gold was terminated. The $1,000 gain on the cancellation of the shares has been added to additional paid-in capital.

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

5.    LOANS AND CONTRACTS PAYABLE

      (a)   Contracts Payable

            The Company entered into two agreements to deliver 300 ounces of raw placer gold by October 31, 1999 in consideration for advances of $66,000 received by the Company. The Company was unable to deliver the gold against these contracts and in the 2000 year obtained extensions of time for repayment or delivery of gold until December 31, 2000. These contracts were not concluded by December 31, 2000 and have, as of the date of these financial statements, continued on a month-to-month basis under the same terms as in effect at December 31, 2000. The Company is in the process of renegotiating the contracts and no estimates for the cost of any extensions that may or may not be concluded have been reflected in the accounts of the Company as at December 31, 2000.

      (b)   Loans Payable

            Loans payable are non-interest bearing and have no specific term for repayment.

      (c)   Loans Payable to Related Parties

            Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment.

            At December 31, 2000, accounts payable and accrued liabilities include accruals totaling $495,000 (1999 - $405,000) for salaries to a director and officer pursuant to an employment agreement (Note 7), which are included in management salary expense for the period.

6.    CAPITAL STOCK

      (a)   Issued:

            The continuity of the Company's issued and outstanding capital stock and additional paid-in capital is as follows:

                                             Common Shares         Additional
                                        ----------------------
                                                                     Paid-in

                                           Number       Amount       Capital         Total
                                        ----------      ------     ----------     ----------
Balance, December 31, 1998               6,933,500       6,934      1,581,105      1,588,039

1999 cancellation of shares             (1,000,000)     (1,000)         1,000             --
    pursuant to an agreement with a
    shareholder (Note 4)
                                        ----------      ------     ----------     ----------

Balance, December 31, 1999 and 2000      5,933,500      $5,934     $1,582,105     $1,588,039
                                        ==========      ======     ==========     ==========

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

6.    CAPITAL STOCK (continued)

      (b)   Stock option plan and stock grant program:

            In June, 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)   Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. During the year December 31, 2000 the Company granted stock options to consultants and employees to acquire up to 300,000 common shares at the price of $0.05 per share on or before May 18, 2002.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employees may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. During the year ended December 31, 2000, the Company authorized the issue of 200,000 common shares to directors and employees, as of the date of this report the shares had not been issued from treasury.

7.    COMMITMENTS

      On June 30, 1995, the Company entered into a five year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000.000. The contract expired on June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities until a new contract is authorized by the Board of Directors.

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

8.    INCOME TAXES

      Under the asset and liability method of accounting for income taxes, deferred income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of resource deductions of approximately $4,190,000 and loss carry forwards of approximately $701,000 arising in 1995 through 2000, are fully offset by a valuation allowance of the same amount.

9.    SUPPLEMENTARY CASH FLOW INFORMATION

      The following non-cash operating, financing and investing activities occurred during the year:

                                                                 Year ended December 31,
                                                           -----------------------------------
                                                             2000         1999          1998
                                                           --------     --------     ---------
Exploration and development expenses by way                $     --     $159,595     $ 624,200
    of increase in contracts payable (net of payments)

Interest and financing costs incurred by way of                  --      114,540       114,540
    increase in contracts payable

Reduction of contracts payable by way of                         --           --      (131,892)
    gold resources received by Noble
                                                           --------     --------     ---------

                                                           $     --     $274,135     $ 606,848
                                                           --------     --------     ---------

Acquisition of equipment for contracts payable             $     --     $     --     $      --
                                                           --------     --------     ---------

The Company did not pay any interest or income taxes during the years ended December 31, 2000, 1999 and 1998.

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

During the Company's two most recent fiscal years and the period preceding the receipt of KPMG's declination, there were no disagreements between either G. Ross McDonald or KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of either G. Ross McDonald or KPMG would have caused either G. Ross McDonald or KPMG to make reference to the subject in its report. In addition, during the Company's two most recent fiscal years and the interim period preceding KPMG's declination no reportable events, as defined in Item 304(a)(1)(iv)(A), (B) (D) or (E) of Regulation S-B occurred.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------
NAME                               POSITIONS HELD WITH THE CORPORATION
--------------------------------------------------------------------------------
Edward D. Renyk                    Director, President & Chief Financial Officer
--------------------------------------------------------------------------------
Lloyd E. Mear                      Director
--------------------------------------------------------------------------------
Larry Fix                          Director, Secretary
--------------------------------------------------------------------------------

E. D. Renyk. Mr. Renyk has served as the President, Chief Financial Officer and a Director of the Company since June 8, 1995. Mr. Renyk is a member of the Canadian and British Columbia Institutes of Chartered Accountants. He has been a Chartered Accountant since 1962, managing and directing his own practice for most of that period, specializing in consulting to both private and publicly traded corporate firms. Prior to establishing his own practice and subsequent to obtaining his designation as a Chartered Accountant he held positions ranging from Controller to Vice President of Finance with various corporations.

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

Mr. Mear received a degree in Civil Engineering/Surveying in 1956 from University of Alberta, Calgary, Alberta.

John Lawrence Fix. Mr. Fix has served as Secretary to the Company since May 18th, 2000. Mr. Fix has a rounded background commencing from an early age including farming, sawmill operations, oilfield construction, and road building. Through his high-school years he also managed a motel. After attending the University of British Columbia he attained Chief Flying Instructor/Charter Pilot positions progressing to become a Certified Aircraft Engineer. Having attained these successes he returned to taking on tasks relating to the mining industry such as staking, promoting, road building and overburden removal in an area near Summerland, British Columbia. Because of his background in aviation opportunities opened in the insurance industry where he carried out aircraft accident investigation and rose to manager of Brower & Company Aviation, a Lloyds of London Agent. Upon the sale of Brower & Co. he formed Pacific Adjusters carrying out insurance investigation on large international claims.

Having established this he then applied some of his earlier gained knowledge and moved into the oilfield servicing industry through the purchase of Shirley Air Services Limited. In addition to these operations he manage to also form and operate Lower Mainland Security World which carried out burglar alarm installations as well as developing network installation for the computerization of homes (Smart House). This included central control of the complexities of a home including remote access and satellite computer control of remote equipment. To fill any spare time he co-incidentally invested in, owned and operated multiple duplex rental units and carried on the international brokerage of goods. He believes "all fields of endeavor are money making opportunities if you keep your eye on the ball but that the trip is not complete until the profit is in the Bank". Mr. Fix brings to the Board of Naptau his analytical abilities and the drive and determination to bring a project to a successful conclusion.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 1998, 1999 and 2000 ("fiscal years") payable to Mr. Renyk, the Company's President. No other officer received any compensation from the Company in these fiscal years.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------
                                        Long-Term Compensation
                                                Awards
---------------------------------------------------------------------------------------
                           Salary (1)      Restricted Stock      All Other Compensation
---------------------------------------------------------------------------------------
Edward Renyk    1998        $90,000               --                       --

                1999        $90,000               --                       --

                2000        $90,000               --                       --
---------------------------------------------------------------------------------------

1. On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000. The agreement expired as of June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities until a new contract is authorized by the Board of Directors.

2.    Stock Options

      The Company did not grant any stock options to any executive officer during fiscal years 1996, 1997, 1998, and 1999. In 2000 the Company granted 300,000 stock options under the Plan.

Stock Option Plan and Stock Grant Program

In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

      Stock Option Plan(1)

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

      On May 18, 2000, under the Stock Option Plan established June 30, 1995, the Company issued 300,000 Stock Options which entitle the Optionee to purchase one fully paid common share of the Company at the price of $0.05 per common share for a period of two years from the date of granting.

      On May 18, 2000 the Company's shares traded on the OTC Bulletin Board at $0.055 on a volume of 43,500 shares.

      Stock Grant Program(1)

      The Company has reserved 300,000 shares of its authorized Common Stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity that would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable, except for transfers back to the Issuer, for a period of one year from the date of issue. As of December 31, 1996, a total of 100,000 shares had been granted to five directors pursuant to this plan. No further grants have been made.

      On May 18th, 2000, under the Stock Grant Program (1) established June 30, 1995, the Company authorized the issuing of common stock as follows:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 29, 2001, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

--------------------------------------------------------------------------------
                                                  Number of      Percentage of
--------------------------------------------------------------------------------
Name                                          Shares owned (1)  Shares Owned (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Noble Metal Group Incorporated (3)               2,196,000          37.01%
--------------------------------------------------------------------------------
801-409 Granville Street
--------------------------------------------------------------------------------
Vancouver, BC, Canada V6C 1T2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Edward D. Renyk                                    375,000           6.32%
--------------------------------------------------------------------------------
5391 Blundell Rd
--------------------------------------------------------------------------------
Richmond, BC, Canada V7C 1H3
--------------------------------------------------------------------------------
Director, President & Chief Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
John J. McIntyre                                   390,000           6.57%
--------------------------------------------------------------------------------
McIntyre Winteringham
--------------------------------------------------------------------------------
1501 - 543 Granville St
--------------------------------------------------------------------------------
Vancouver, BC, Canada V6C 1X8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Lloyd Mear                                          70,000             --
--------------------------------------------------------------------------------
5391 Blundell Rd
--------------------------------------------------------------------------------
Richmond, BC, Canada V7C 1H3
--------------------------------------------------------------------------------
Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Dorothy Dennis                                     325,000           5.50%
--------------------------------------------------------------------------------
705 - 588 Broughton St
--------------------------------------------------------------------------------
Vancouver, BC, Canada V6G 3E3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Officers and Directors                             445,000           7.50%
--------------------------------------------------------------------------------
as a Group (3 persons)
--------------------------------------------------------------------------------

--    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 5,933,500 shares of Common Stock outstanding on December 31,
      2000.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the CDNX Stock Exchange. Information extracted from the public web sites pertaining to Noble on March 28, 2001 show the authorized capital as 100,000,000 shares without par value, of which 38,627,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital extracted from the same sites was Dorothy Dennis who held 4,826,047 shares as of February 23, 2001 representing 12.49%.

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

16.1      Letter of former Accountant (2)

24.1      Consent of W.G.T. Consultants Ltd. (1)

----------

(1) Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786

(2) Incorporated by reference to the Company's Form 10-KSB, Commission FPA Code No. 1005477-00 007923

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2001

                                        NAPTAU GOLD CORPORATION
                                        (Registrant)


                                        By: /s/ Edward D. Renyk
                                            ------------------------------------
                                        Edward D. Renyk, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Edward D. Renyk            President, Director and            April 12, 2001
--------------------------     Principal Accounting Officer
Edward D. Renyk


/s/ Lloyd E. Mear              Director                           April 12, 2001
--------------------------
Lloyd E. Mear


/s/ Larry Fix                  Secretary, Director                April 12, 2001
--------------------------
Larry Fix