Form 10QSB
period 2001-03-31
NAPTAU GOLD CORP
filed 2001-05-14
CIK 949268

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of March 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

"Safe Harbor" Statement....................................................  1

PART I. FINANCIAL INFORMATION..............................................  2

Item 1. Balance Sheets.....................................................  2

        Statements of Operations and Deficit...............................  3

        Statements of Cash Flows...........................................  4

        Notes to Financial Statements......................................  5

Item 2. Plan of Operation..................................................  6

PART II OTHER INFORMATION .................................................  6

Item 3. Defaults under Senior Securities ..................................  6

Item 5. Other Information .................................................  6

        SIGNATURES.........................................................  7

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

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)


                                              March 31, 2001   March 31, 2000
                                              --------------   --------------
Assets
Current assets
   Cash                                         $        84      $       475
                                                -----------      -----------
                                                $        84      $       475
                                                ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   579,400      $   493,450
   Loans payable                                    162,993          141,496
   Loans payable to related parties                  53,607           37,341
                                                -----------      -----------
                                                $   796,000      $   672,287
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                          5,934            5,934
   Additional paid-in capital                     1,582,105        1,582,105
   Deficit                                       (2,383,955)      (2,259,851)
                                                -----------      -----------
                                                $(  795,916)     $(  671,812)
                                                -----------      -----------
                                                $        84      $       475
                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)


                                                  Three Months Ended
                                             Mar 31, 2001       Mar 31, 2000
                                             ------------       ------------
Expenses:

    Interest and financing                         12,203              2,875

    Management salary                              22,500             22,500

    Professional fees                                 770              2,582

    Office and administrative                       1,124              1,763

                                             ------------       ------------

Loss for the period                               (36,597)           (29,720)

Deficit, beginning of period                   (2,347,358)        (2,230,130)
                                             ------------       ------------

Deficit, end of period                         (2,383,955)        (2,259,850)
                                             ============       ============

Loss per share                               $     (0.006)            (0.005)
                                             ============       ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                              Three Months Ended
                                                        Mar 31, 2001       Mar 31, 2000
                                                        ------------       ------------
Cash generated from (used in):

Operations:

    Loss for the period                                 $    (36,597)           (29,720)

    Changes in non-cash operating working capital:

   Accounts payable and
         accrued liabilities                                  23,270             26,610
                                                        ------------       ------------
                                                             (13,327)            (3,110)
Financing:

    Contracts payable                                         12,203

    Loans payable to
        related parties                                        1,124              2,543
                                                        ------------       ------------
                                                              13,327               (567)
                                                        ------------       ------------
Increase in cash                                                  00               (567)

Cash, beginning of period                                         84              1,042
                                                        ------------       ------------
Cash, end of period                                               84                475
                                                        ============       ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
March 31, 2001

1.    The Company and basis of presentation:

            Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties. The operation of the mineral properties was unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations. The Company agreed to transfer all exploration account balances for Canadian tax purposes relating to the operation of the mineral properties. At present the Company holds no interest in any mineral properties.

            The Company's principal business activity was the exploration and development of mineral properties and is presently engaged in researching, independently or jointly, opportunities to market its expertise in these related areas.

            The financial statements presented herein as of March 31, 2001 and for the three-month periods ending March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 2001, the Company had a working capital deficiency of approximately $796,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

The Company historically engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge as it pertains to:

            The assessment and development of solutions for the remediation and recovery of residual contaminants resulting from commercial processes, and

            The potential health benefits gained through the controlled replenishment of minerals into the human body which are constantly being depleted, but which are essential to continued good health.

Naptau has not incurred new debt other than that due to shareholders, Officers and/or Directors and existing debtors.

PART II OTHER INFORMATION

Item 3. Defaults upon Senior Securities

      Default of principal and accrued interest on Contracts Payable of $89,770 due December 31, 2000. Negotiations to extend the repayment period until December 31, 2001 are in progress and estimated costs of $12,203 related to these negotiations plus accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 5. Other Information

The Company is continuing negotiations with Mr. Edward Renyk to extend his position as President of the Company. His contract expired on June 30, 2000. He has agreed to carry on the duties and responsibilities of CEO, President and Principal Accounting Officer on a month-to-month basis until the conclusion of negotiations and signing of a new contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: April 11, 2001                     By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer