Form 10QSB
period 2001-06-30
NAPTAU GOLD CORP
filed 2001-08-13
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ______________

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

                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 2001.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                  June 30, 2001  June 30, 2000
                                                  -------------  -------------
Assets
Current assets
   Cash                                            $       117    $       289
                                                   -----------    -----------
                                                   $       117    $       289
                                                   ===========    ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities        $   599,525    $   517,464
   Loans payable                                       166,196        145,060
   Loans payable to related parties                     58,271         38,537
                                                   -----------    -----------
                                                   $   823,992    $   701,061
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                             5,934          5,934
   Additional paid-in capital                        1,582,105      1,582,105
   Deficit                                          (2,411,914)    (2,298,810)
                                                   -----------    -----------
                                                   $  (823,875)   $  (700,772)
                                                   -----------    -----------
                                                   $       117    $       289
                                                   ===========    ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                            Six Months Ended                      Three months Ended
                                     Jun 30, 2001       Jun 30, 2000       Jun 30, 2001       Jun 30, 2000
                                     ------------       -------------      ------------       ------------
Expenses:

     Interest and financing               15,405              3,258              3,203              4,383

     Management salary                    45,000             45,000             22,500             22,500

     Professional fees                     2,168              3,867              1,398              1,285

     Office and administrative             1,983              2,555                859                792

                                      ----------         ----------         ----------         ----------

Loss for the period                      (64,556)           (58,680)           (27,959)           (28,960)

Deficit, beginning of period          (2,347,358)        (2,230,130)        (2,383,955)        (2,259,850)
                                      ----------         ----------         ----------         ----------
Deficit, end of period                (2,411,914)        (2,288,810)        (2,411,914)        (2,288,810)
                                      ==========         ==========         ==========         ==========

Loss per share                        $   (0.011)            (0.001)            (0.005)            (0.005)
                                      ==========         ==========         ==========         ==========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                Six Months Ended               Three Monthshs Ended
                                         Jun 30, 2001     Jun 30, 2000     Jun 30, 2001     Jun 30, 2000
                                         ------------     ------------     ------------     ------------
Cash generated from (used in):

Operations:

     Loss for the period                   $(64,556)         (58,680)         (27,959)         (28,960)

     Changes in non-cash
         operating working capital:

     Accounts payable and
         accrued liabilities                 43,394           47,758           20,124           24,714
                                           --------         --------         --------         --------
                                            (21,162)         (10,922)          (7,835)          (4,246)
Financing:

     Contracts payable                       15,405            6,430            3,203            2,865

     Loans payable to
         related parties                      5,790            3,739            4,665            1,195
                                           --------         --------         --------         --------
                                             21,195           10,169            7,868            4,060
                                           --------         --------         --------         --------
Increase in cash                                 33             (753)              33             (186)

Cash, beginning of period                        84            1,042               84              475
                                           --------         --------         --------         --------
Cash, end of period                             117              289              117              289
                                           ========         ========         ========         ========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
June 30, 2001

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

            The financial statements presented herein as of June 30, 2001 and for the six-month periods ending June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 2001, the Company had a working capital deficiency of approximately $824,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

Item 5. Other Information

Mr. Renyk's contract as President of the Company expired on June 30, 2000. He has agreed to carry on the duties and responsibilities of CEO, President and Principal Accounting Officer under the terms and conditions of his previous contract, on a month-to-month basis, until the signing of a new contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: August 11, 2001                    By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer