Form 10QSB
period 2001-09-30
NAPTAU GOLD CORP
filed 2001-11-13
CIK 949268

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________________ to ____________________

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

                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of September 30, 2001.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                              Sept 30, 2001    Sept 30, 2000
                                              -------------    -------------
Assets
Current assets
   Cash                                         $       568      $       112
                                                -----------      -----------
                                                $       568      $       112
                                                ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   622,831      $   540,148
   Loans payable                                    169,398          147,926
   Loans payable to related parties                  59,668           39,686
                                                -----------      -----------
                                                $   851,897      $   727,760
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                          5,934            5,934
   Additional paid-in capital                     1,582,105        1,582,105
   Deficit                                       (2,439,368)      (2,315,688)
                                                -----------      -----------
                                                $  (851,329)     $  (727,649)
                                                -----------      -----------
                                                $       568      $       112
                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                                    Nine months Ended                        Three months Ended
                                              Sept 2001           Sept 2000             Sept 2001           Sept 2000
                                            -----------         -----------          ------------        ------------
Expenses:

     Interest and financing                      18,608              10,123                 3,203               2,865

     Management salary                           67,500              67,500                22,500              22,500

     Professional fees                            3,026               4,552                   858                 685

     Office and administrative                    2,877               3,383                   893                 800
                                            -----------         -----------          ------------        ------------

Loss for the period                             (92,010)            (85,558)              (27,454)            (26,850)

Deficit, beginning of period                 (2,347,358)         (2,230,130)           (2,411,914)         (2,288,811)
                                            -----------         -----------          ------------        ------------
Deficit, end of period                       (2,439,368)         (2,315,688)           (2,439,368)         (2,315,661)
                                            ===========         ===========          ============        ============

Loss per share                              $    (0.016)             (0.014)               (0.005)             (0.005)
                                            ===========         ===========          ============        ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                    Nine months Ended                        Three months Ended
                                              Sept 2001           Sept 2000             Sept 2001           Sept 2000
                                            -----------         -----------          ------------        ------------
Cash generated from (used in):

Operations:

     Loss for the period                    $   (92,010)            (85,558)              (27,466)            (26,850)

     Changes in non-cash
         operating working capital:

   Accounts payable and
          accrued liabilities                    66,702              70,444                23,306              24,185
                                            -----------         -----------          ------------        ------------
                                                (25,308)            (15,144)               (4,160)             (2,665)
Financing:

     Contracts payable                           18,607               9,295                 3,203               2,865

     Loans payable to
         related parties                          7,185               4,889                 1,396               1,200
                                            -----------         -----------          ------------        ------------
                                                 25,792              14,184                 4,599               4,065
                                            -----------         -----------          ------------        ------------
Increase in cash                                    484                (930)                  439               1,400

Cash, beginning of period                            84               1,042                   129              (1,288)
                                            -----------         -----------          ------------        ------------
Cash, end of period                                 568                 112                   568                 112
                                            ===========         ===========          ============        ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
September 30, 2001

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

            The financial statements presented herein as of September 30, 2001 and for the nine-month periods ending September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 2001, the Company had a working capital deficiency of approximately $852,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

PART II  OTHER INFORMATION

Item 3. Defaults upon Senior Securities

      Default of principal and accrued interest on Contracts Payable of $89,770 due December 31, 2000. Negotiation was concluded on one contract extending the date of repayment until December 31, 2001 and the second continues under the existing terms and conditions. Costs of $18,608 related to these negotiations plus accrued interest on these accounts for the period have been included in the Operating Statement under Interest Expense.

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

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: November 12, 2001                  By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer