Form 10KSB
period 2001-12-31
NAPTAU GOLD CORP
filed 2002-04-01
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

             -------------------------------------------------------
                                (former address)

                         -----------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,933,500 shares of Common Stock, $.001 par value, were outstanding, as of February 28, 2002.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: |X|

The issuer's revenues for its most recent fiscal year: $0.00
                                                       -----

The aggregate value of the voting common equity held by non-affiliates as of March 28, 2002 based on the average bid and ask price of $0.0325 was $109,493

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.  BUSINESS..........................................................    3

ITEM 2.  DESCRIPTION OF PROPERTY...........................................    5

ITEM 3.  LEGAL PROCEEDINGS.................................................    5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    5

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDERS MATTERS......................................    5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................    6

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................    7

                                    Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........    7

ITEM 10. EXECUTIVE COMPENSATION............................................    8

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT....................................................    9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   11

SIGNATURES.................................................................   12

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

      In June 1995 and subsequently:

      1) The Company entered into an agreement (the "Exchange Agreement") to acquire certain placer leases (set forth under "Item 2 Description of Property" of this report) owned by Noble Metal Group Incorporated (a British Columbia Company ("Noble") in exchange for 4 million common shares of the Company, representing an initial 59.7% interest in the Company.

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

      Effective December 31, 1999 the Company concluded a "Rescission and Release Agreement" with Noble whereby all assets related to the placer mining operations, including those previously acquired from Noble and Dennis, together with the staked placer leases Lou 1 and 2 and related production equipment located on the properties were conveyed to Noble in consideration for the release from all debts and obligations owing by Naptau to Noble and Dennis. In addition Naptau transferred all exploration account balances for Canadian tax purposes relating to the operation incurred in respect to the acquisition of Placer leases.

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

      Risk Factors

      Limited Operations: Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated for a release from all related debt. The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing. During 2001 the Company actively pursued opportunities related to its business.

      At December 31, 2001, the Company had an accumulated deficit of $ 2,427,196 (2000 -$2,347,358).

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

      Substantial Indebtedness to Related Parties: The Company owed an aggregate of $647,883 (2000 $547,482) to Officers, Directors and related parties. There can be no Assurance that the Company will be able to satisfy its obligations to the Related Parties.

      Conflicts of Interest: The terms upon which the Rescission Agreement was concluded were determined by negotiations between representatives of Noble and the Company. Noble then owned more than a majority of the outstanding shares of the Company and therefore, the agreement between Noble, Dennis and the Company should not be deemed the product of arms' length negotiations.

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

      -     Defaults upon Senior Securities

Default of principal and accrued interest on Contracts Payable of $89,770 due December 31, 2000. Negotiation was concluded on one contract extending the date of repayment until December 31, 2001 and the second continues under the existing terms and conditions. Costs of $21,810, (2000 $12,988) related to these negotiations plus accrued interest on these accounts for the period have been included in the Operating Statement under Interest Expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders' meetings during 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      - On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

      Market price ranges of the Company's common stock during 2001 were:

                                          2001                     2000

         Period                     High          Low          High       Low
         ------                     ----          ---          ----       ---

         1st Quarter                0.08          0.02         0.16       0.07

         2nd Quarter                0.22          0.01         0.18       0.054

         3rd Quarter                0.16          0.02         0.125      0.062

         4th Quarter                0.06          0.02         0.093      0.031

      -     Holders.

      As of December 31, 2001, there were approximately 40 registered holders of the Company's Common Stock.

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

There is a negative working capital balance of $839,157, (2000 - $759,319) a significant portion, which is owed to related parties, all of whom have a vested interest in ensuring the Company's continued existence.

Excluding the Adjustment to reflect recovery through rescission agreement, $611,196 in 1999, the Company earned no revenues and its operations have been limited to the research and development of business opportunities..

Expenditures as shown in the Statements of Operations and Deficit during the 2001 year were: (1) Interest of $21,810, (2000 - $12,988) related to carrying costs of debt; bonuses and interest paid to third party investors on Contracts Payable, maturing December 31, 2000 and December 31, 2001 replacing agreements for delivery of raw placer gold entered into in May and June of 1999 which remained outstanding by the due date of October 31, 1999. (2) Included in the Investor and project development expenses of $ nil, (2000 - $10,410) are costs for the preparation of corporate public relations information, and costs to research and develop potential business applications. During 2001 there was a relinquishment of debt in the amount of $41,263, ($6,392) reflected in the Statement of Operations and Deficit as Expense Recoveries.

The Company actively carried out research and development and has not incurred new debt other than that due to shareholders, Officers and/or Directors, and existing debtors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Chartered Accountants.................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                             NAPTAU GOLD CORPORATION

                              FINANCIAL STATEMENTS

                      (expressed in United States dollars)

                  Years ended December 31, 2001, 2000 and 1999

G. Ross McDonald*

Chartered Accountant

--------------------------------------------------------------------------------

*Denotes incorporated professional              Suite 1402, 543 Granville Street

                                                Vancouver, B.C.  V6C 1X8

                                                Tel: (604) 685-8646

                                                Fax: (604) 684-6334

                                AUDITOR'S REPORT

TO THE SHAREHOLDERS OF NAPTAU GOLD CORPORATION

I have audited the balance sheets of Naptau Gold Corporation as at December 31, 2001, 2000 and 1999 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001, 2000 and 1999 and the results of its operations and the cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.


"G. Ross McDonald" (signed)

G. Ross McDonald
Chartered Accountant

Vancouver, Canada
March 28, 2002

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S.

REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 2001 and as described in Note 1 to the financial statements. My report to the shareholders dated March 28, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.


"G. Ross McDonald" (signed)

G. Ross McDonald
Chartered Accountant

Vancouver, Canada
March 28, 2002

NAPTAU GOLD CORPORATION

BALANCE SHEETS

(expressed in United States dollars)

December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                              2001            2000
-------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                  $       332      $        84
-------------------------------------------------------------------------------------------------------

                                                                           $       332      $        84
=======================================================================================================

                                   LIABILITIES
CURRENT LIABILITIES
     Accounts payable and accrued liabilities (Note 4(c))                  $   604,005      $   556,130
     Contracts payable (Note 4(a))                                             111,580           89,770
     Loans payable (Note 4(b))                                                  61,021           61,021
     Loans payable to related parties (Note 4(c))                               62,883           52,482
-------------------------------------------------------------------------------------------------------

                                                                               839,489          759,403
-------------------------------------------------------------------------------------------------------

                            SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (Note 5)
     Authorized -
          5,000,000 preferred shares with a par value $0.001 per share
          20,000,000 common shares with a par value $0.001 per share
     Issued and outstanding -
           5,933,500 common shares                                               5,934            5,934

ADDITIONAL PAID-IN CAPITAL                                                   1,582,105        1,582,105
DEFICIT                                                                     (2,427,196)      (2,347,358)
-------------------------------------------------------------------------------------------------------

                                                                              (839,157)        (759,319)
-------------------------------------------------------------------------------------------------------
Continuing operations (Note 1)
Commitments and contingencies (Note 6)

                                                                           $       332      $        84
=======================================================================================================

APPROVED BY THE DIRECTORS


     "E.D. Renyk" (signed)
----------------------------------
Director


     "Larry Fix" (signed)
----------------------------------
Director

NAPTAU GOLD CORPORATION

STATEMENTS OF OPERATIONS AND DEFICIT

(expressed in United States Dollars)

For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                            2001              2000            1999
------------------------------------------------------------------------------------------------------
EXPENSES
    Exploration and development, net
      of gold recoveries                                 $        --      $        --      $   187,825
    Interest and financing costs                              21,810           12,988          127,596
    Investor and project development                              --           10,410           57,602
    Management salary (Note 6)                                90,000           90,000           90,000
    Office and administrative                                  3,729            4,612            4,804
    Professional fees                                          5,563            5,610           34,472
    Expense recoveries                                       (41,263)          (6,392)              --
    Adjustment to reflect recovery through recission
     agreement (Note 3)                                           --               --         (611,196)
------------------------------------------------------------------------------------------------------

INCOME (LOSS) FOR THE YEAR                                   (79,838)        (117,228)         108,897

DEFICIT, BEGINNING OF YEAR                                (2,347,358)      (2,230,130)      (2,339,027)
------------------------------------------------------------------------------------------------------

DEFICIT, END OF YEAR                                     $(2,427,196)     $(2,347,358)     $(2,230,130)
======================================================================================================

INCOME (LOSS) PER SHARE                                  $     (0.01)     $     (0.02)     $      0.02
======================================================================================================

NAPTAU GOLD CORPORATION

STATEMENTS OF CASH FLOWS

(expressed in United States Dollars)

For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                          2001          2000           1999
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Income (loss) for the year                          $(79,838)     $(117,228)     $ 108,897
    Adjustments to reconcile loss for the year to
      net cash from (used in) operating activities:
         Non-cash operating expenses (Note 8)                 --             --        274,135
         Adjustments to reflect recovery through
             recission agreement (Note 3)                     --             --       (611,196)
         Increase in accounts payable and
             accrued liabilities                          47,875         86,425         83,348
----------------------------------------------------------------------------------------------

    Net cash used in operating activities                (31,963)       (30,803)      (144,816)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Contracts payable                                     21,810         11,460         78,310
    Loans payable                                         10,401            700         70,020
    Loans payable to related parties                          --         17,685         (5,206)
----------------------------------------------------------------------------------------------

    Net cash from financing activities                    32,211         29,485        143,124
----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                  248           (958)        (1,692)

CASH, BEGINNING OF YEAR                                       84          1,042          2,734
----------------------------------------------------------------------------------------------

CASH, END OF YEAR                                       $    332      $      84      $   1,042
==============================================================================================

Supplementary cash flow information (Note 8)

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

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 2001, the Company had a working capital deficiency in excess of $839,000 (2000 - $759,000) and has a shareholders' deficiency of approximately $839,000 (2000 - $759,000). The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (e)   Financial instruments:

            With the exception of amounts due to related parties, as at December 31, 2001, 2000 and 1999, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in Notes 4 and 5.

3.    RECESSION AND RELEASE AGREEMENT

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

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

4.    LOANS AND CONTRACTS PAYABLE

      (a)   Contracts Payable

            The Company entered into two agreements to deliver 300 ounces of raw placer gold by October 31, 1999 in consideration for advances of $66,000 received by the Company. The Company was unable to deliver the gold against these contracts and in the 2000 year obtained extensions of time for repayment or delivery of gold until December 31, 2000 and in the 2001 year, obtained an extension of time for repayment of one contract representing $44,000 of the original advances to December 31, 2001. These contracts were not concluded by December 31, 2001 and have, as of the date of these financial statements, continued on a month-to-month basis under the same terms as in effect at December 31, 2000 and December 31, 2001. The Company is in the process of renegotiating the contracts and no estimates for the cost of any extensions that may or may not be concluded have been reflected in the accounts of the Company as at December 31, 2001.

      (b)   Loans Payable

            Loans payable are non-interest bearing and have no specific term for repayment.

      (c)   Loans Payable to Related Parties

            Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment.

            At December 31, 2001, accounts payable and accrued liabilities include accruals totalling $585,000 (2000 - $495,000) for salaries to a director and officer pursuant to an employment agreement (Note
            5), which are included in management salary expense for the period.

5.    CAPITAL STOCK

      (a)   Issued:

            The continuity of the Company's issued and outstanding capital stock and additional paid-in capital is as follows:

                                                               Common Shares              Additional
                                                       --------------------------          Paid-in
                                                         Number            Amount          Capital             Total
                                                       ----------         -------         ----------        ----------
      Balance, December 31, 1998                        6,933,500           6,934          1,581,105         1,588,039
      1999 cancellation of shares
          pursuant to an agreement with a
          shareholder (Note 3)                         (1,000,000)         (1,000)             1,000                --
                                                       ----------         -------         ----------        ----------
      Balance, December 31, 1999, 2000 and 2001         5,933,500         $ 5,934         $1,582,105        $1,588,039
                                                       ==========         =======         ==========        ==========

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

5.    CAPITAL STOCK (continued)

      (b)   Stock option plan and stock grant program:

            In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)   Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. During the year December 31, 2000 the Company granted stock options to directors and employees to acquire up to 300,000 common shares at $0.05 per share on or before May 18, 2002.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employees may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity, which would be considered in competition with the Company's business. If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. During the year ended December 31, 2000 the Company authorized the issue of 200,000 common shares to directors and employees, as at the date of this report the shares had not been issued from treasury.

6.    COMMITMENTS

      On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000.000. The contract expired June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities until a new contact is authorized by the Board of Directors.

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

7.    INCOME TAXES

      Under the asset and liability method of accounting for income taxes, future income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $2,400,000 arising in 1995 through 2001, are fully offset by a valuation allowance of the same amount.

8.    SUPPLEMENTARY CASH FLOW INFORMATION

      The following non-cash operating, financing and investing activities occurred during the year:

                                                                              Year ended December 31,
                                                                        2001              2000           1999
                                                                    -------------------------------------------
      Exploration and development expenses by way
          of increase in contracts payable (net of payments)        $        --        $     --        $159,595

      Interest and financing costs incurred by way of
          increase in contracts payable                                      --              --         114,540
                                                                    -------------------------------------------

                                                                    $        --        $     --        $274,135
                                                                    -------------------------------------------

      The Company did not pay any interest or income taxes during the years ended December 31, 2001, 2000 and 1999.

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

Lloyd E. Mear. Mr. Mear has served as a Director of the Company since June 8, 1995. Mr. Mear has over thirty years of experience in the Mining Industry. From 1967 to date he has served as the President and Chief Executive Officer of ReDev Inc., a company that extracts gold and platinum group metals from water sources throughout the western United States and Canada.

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

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------
                                                  Long-Term Compensation
                                                           Awards
----------------------------------------------------------------------------------------------------
Name                   Year        Salary (1)         Restricted Stock        All Other Compensation
----------------------------------------------------------------------------------------------------
Edward Renyk           1999         $90,000                  --                         --
                       2000         $90,000                  --                         --
                       2001          90,000                  --                         --
----------------------------------------------------------------------------------------------------

1. On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000,000. The agreement expired as of June 30, 2000 and it has been agreed that Mr. Renyk will continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract is negotiated.

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

      Stock Grant Program (1)

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

      On May 18th, 2000, under the Stock Grant Program (1) established June 30, 1995, the Company authorized the issuing of common stock as follows:

            Larry Fix 50,000 common shares at par value of $0.001 per share Lloyd Mear 75,000 common shares at par value of $0.001 per share Edward Renyk 75,000 common shares at par value of $0.001 per share

            To date this common stock had not been formally issued from the treasury of the Company.

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

-------------------------------------------------------------------------------------
                                                   Number of          Percentage of
Name                                             Shares owned (1)    Shares Owned (2)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Noble Metal Group Incorporated (3)                   1,941,000            32.71%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Edward D. Renyk                                        370,000             6.24%
5391 Blundell Rd
Richmond, BC, Canada  V7C 1H3
Director, President & Chief Financial Officer
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
John J. McIntyre                                       390,000             6.57%
McIntyre Winteringham
1501 - 543 Granville St
Vancouver, BC, Canada  V6C 1X8
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Lloyd Mear                                              70,000               --
5391 Blundell Rd
Richmond, BC, Canada  V7C 1H3
Director
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Officers and Directors                                 440,000             7.42%
as a Group (3 persons)
-------------------------------------------------------------------------------------

--    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 5,933,500 shares of Common Stock outstanding on December 31,
      2000.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the CDNX Stock Exchange. Information extracted from the public web sites pertaining to Noble on September 30, 2001 show the authorized capital as 100,000,000 shares without par value, of which 41,235,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital extracted from the same sites was Dorothy Dennis who held 5,050,047 shares as of March 12, 2002 representing 12.25%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

Dated: March 28, 2002

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

  Signature                  Title                              Date
  ------------               ------                             ------

/s/ Edward D. Renyk          President, Director and            March 28, 2002
-----------------------      Principal Accounting Officer
Edward D. Renyk


/s/ Lloyd E. Mear            Director                           March 28, 2002
-----------------------
Lloyd E. Mear


/s/ Larry Fix                Secretary, Director                March 28, 2002
-----------------------
Larry Fix