Form 10QSB
period 2002-03-31
NAPTAU GOLD CORP
filed 2002-05-14
CIK 949268

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________________ to ___________________


                          Commission File Number 0-2660


                             NAPTAU GOLD CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    22-3386947
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                         ------------------------------

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

                         ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of May 10, 2002.

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number

"Safe Harbor" Statement....................................................  1

PART I. FINANCIAL INFORMATION..............................................  2

Item 1. Balance Sheets.....................................................  2

        Statements of Operations and Deficit...............................  3

        Statements of Cash Flows...........................................  4

        Notes to Financial Statements......................................  5

Item 2. Plan of Operation..................................................  6

PART II OTHER INFORMATION .................................................  6

Item 2. Changes in Securities .............................................  6

Item 3. Defaults under Senior Securities ..................................  6

Item 5. Other Information .................................................  6

        SIGNATURES.........................................................  7

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                March 31, 2002  March 31, 2001
                                                --------------  --------------
Assets
Current assets
   Cash                                          $      1,082    $         84
                                                 ------------    ------------
                                                 $      1,082    $         84
                                                 ============    ============
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities      $    625,160    $    579,400
   Loans payable                                      175,803         162,993
   Loans payable to related parties                    67,396          53,607
                                                 ------------    ------------
                                                 $    868,359    $    796,000
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                            5,934           5,934
   Additional paid-in capital                       1,582,105       1,582,105
   Deficit                                         (2,455,316)     (2,383,955)
                                                 ------------    ------------
                                                 $   (867,277)   $   (795,916)
                                                 ------------    ------------
                                                 $      1,082    $         84
                                                 ============    ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                      Three Months Ended
                                 Mar 31, 2002    Mar 31, 2001
                                 ------------    ------------
Expenses:

     Interest and financing             3,203          12,203

     Management salary                 22,500          22,500

     Professional fees                  1,722             770

     Office and administrative            694           1,124

                                 ------------    ------------

Loss for the period                   (28,119)        (36,597)

Deficit, beginning of period       (2,427,197)     (2,347,358)
                                 ------------    ------------

Deficit, end of period             (2,455,316)     (2,383,955)
                                 ============    ============

Loss per share                   $     (0.005)         (0.006)
                                 ============    ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                          Three Months Ended
                                      Mar 31, 2002    Mar 31, 2001
                                      ------------    ------------

Cash generated from (used in):

Operations:

     Loss for the period              $    (28,119)        (36,597)

     Changes in non-cash
         operating working capital:

   Accounts payable and
          accrued liabilities               21,154          23,270
                                      ------------    ------------
                                            (6,965)        (13,327)
Financing:

     Contracts payable                       3,203          12,203

     Loans payable to
         related parties                     4,513           1,124
                                      ------------    ------------
                                             7,716          13,327
                                      ------------    ------------
Increase in cash                               751              00

Cash, beginning of period                      331              84
                                      ------------    ------------
Cash, end of period                          1,082              84
                                      ============    ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
March 31, 2002

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

            The Company's principal business activity was the exploration and development of mineral properties and is presently engaged in researching, independently or jointly, opportunities to market its expertise in these or related areas.

            The financial statements presented herein as of March 31, 2002 and for the three-month periods ending March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 2002, the Company had a working capital deficiency of approximately $867,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

The Company historically engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge.

Naptau has not incurred new debt other than that due to shareholders, Officers and/or Directors and existing debtors.

PART II OTHER INFORMATION

Item 2. Changes in Securities

      On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3. Defaults upon Senior Securities

      The Company is in default of principal and accrued interest on Contracts Payable of $111,580 due December 31, 2001. Negotiations to extend the repayment period are in progress. Costs of $3,203 related to accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 5. Other Information

On June 30, 1995 the Company entered into a five year employment agreement with the President of the Company which expired June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities until a new contract is authorized by the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: May 10, 2002                       By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer