Form 10QSB
period 2002-06-30
NAPTAU GOLD CORP
filed 2002-08-05
CIK 949268

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________

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

                                   ----------

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

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,433,500 shares of Common Stock, $.001 par value, were outstanding, as of June 30, 2002.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                June 30, 2002    June 30, 2001
                                               ---------------  ---------------
Assets
Current assets
   Cash                                          $        98      $       117
                                                 -----------      -----------
                                                 $        98      $       117
                                                 ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities      $   648,278      $   599,525
   Loans payable                                     179,006          166,196
   Loans payable to related parties                   67,649           58,271
                                                 -----------      -----------
                                                 $   894,933      $   823,992
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                           6,134            5,934
   Additional paid-in capital                      1,582,105        1,582,105
   Deficit                                        (2,483,074)      (2,411,914)
                                                 -----------      -----------
                                                 $  (894,835)     $  (823,875)
                                                 -----------      -----------
                                                 $        98      $       117
                                                 ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)


                                       Six Months Ended               Three months Ended
                                 Jun 30, 2002    Jun 30, 2001    Jun 30, 2002    Jun 30, 2001
                                 ------------    ------------    ------------    ------------
Expenses:

     Interest and financing             6,405          15,405           3,203           3,203

     Management salary                 45,000          45,000          22,500          22,500

     Professional fees                  2,539           2,168             818           1,398

     Office and administrative          1,733           1,983           1,037             858

     Stock grant program                  200              --             200              --
                                 ------------    ------------    ------------    ------------

Loss for the period                   (55,877)        (64,556)        (27,758)        (27,959)

Deficit, beginning of period       (2,427,197)     (2,347,358)     (2,455,316)     (2,383,955)
                                 ------------    ------------    ------------    ------------
Deficit, end of period             (2,483,074)     (2,411,914)     (2,483,074)     (2,411,914)
                                 ============    ============    ============    ============

Loss per share                   $     (0.009)         (0.011)         (0.004)         (0.005)
                                 ============    ============    ============    ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                               Six Months Ended              Three Months Ended
                                         Jun 30, 2002    Jun 30, 2001    Jun 30, 2002    Jun 30, 2001
                                         ------------    ------------    ------------    ------------
Cash generated from (used in):

Operations:

     Loss for the period                 $    (55,877)        (64,556)        (27,758)        (27,959)

     Add items not involving cash:
          Stock grant program expenses            200              --             200              --

     Changes in non-cash
         operating working capital:

     Accounts payable and
          accrued liabilities                  44,273          43,394          23,118          20,124
                                         ------------    ------------    ------------    ------------
                                              (11,404)        (21,162)         (4,440)         (7,835)
Financing:

     Contracts payable                          6,405          15,405           3,203           3,203

     Loans payable to
         related parties                        4,766           5,790             252           4,665
                                         ------------    ------------    ------------    ------------
                                               11,171          21,195           3,455           7,868
                                         ------------    ------------    ------------    ------------
Increase in cash                                 (233)             33            (985)             33

Cash, beginning of period                         331              84           1,083              84
                                         ------------    ------------    ------------    ------------
Cash, end of period                                98             117              98             117
                                         ============    ============    ============    ============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
June 30, 2002

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

            The financial statements presented herein as of June 30, 2002 and for the six-month periods ending June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 2002, the Company had a working capital deficiency of approximately $895,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

Naptau has not incurred new debt other than that due to shareholders, oficers and/or directors and existing debtors.

PART II OTHER INFORMATION

Item 2. Changes in Securities

      On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3. Defaults upon Senior Securities

      The Company is in default of principal, due December 31, 2001 and accrued interest on Contracts Payable of $117,985. Negotiations to extend the repayment period are in progress. Costs of $3,203 related to accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 5. Other Information

On June 30, 1995 the Company entered into a five year employment agreement with the President of the Company which expired on June 30, 2000 with the agreement that the President continue with his duties and responsibilities until a new contract is authorized by the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: August 01, 2002                    By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer