Form 10QSB
period 2002-09-30
NAPTAU GOLD CORP
filed 2002-11-13
CIK 949268

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                          -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of October 01, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

"Safe Harbor" Statement ....................................................   1

PART I. FINANCIAL INFORMATION ..............................................   2

Item 1. Balance Sheets .....................................................   2

        Statements of Operations and Deficit ...............................   3

        Statements of Cash Flows ...........................................   4

        Notes to Financial Statements ......................................   5

Item 2. Plan of Operation ..................................................   6

PART II OTHER INFORMATION ..................................................   6

Item 3. Defaults under Senior Securities ...................................   6

Item 5. Other Information ..................................................   6

        SIGNATURES .........................................................   7

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

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                         September 30, 2002   September 30, 2001
                                         ------------------  -------------------
Assets
Current assets
   Cash                                        $       108       $       568
                                               -----------       -----------
                                               $       108       $       568
                                               ===========       ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities    $   670,245       $   622,831
   Loans payable                                   182,208           169,398
   Loans payable to related parties                 69,302            59,668
                                               -----------       -----------
                                               $   921,755       $   851,897
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                         6,134             5,934
   Additional paid-in capital                    1,582,105         1,582,105
   Deficit                                      (2,509,885)       (2,439,368)
                                               -----------       -----------
                                               $  (921,646)      $  (851,329)
                                               -----------       -----------
                                               $       108       $       568
                                               ===========       ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                       Nine Months Ended          Three months Ended
                                Sep 30, 2002  Sept 30, 2001   Sep 30, 2002  Sep 30, 2001
                                ------------  -------------   ------------  ------------
Expenses:

     Interest and financing           9,608        18,608         3,203         3,203

     Management salary               67,500        67,500        22,500        22,500

     Professional fees                3,189         3,026           650           858

     Office and administrative        2,192         2,877           459           893

     Stock grant program                200            --            --            --
                                 ----------    ----------    ----------    ----------

Loss for the period                 (82,689)      (92,010)      (26,812)      (27,454)

Deficit, beginning of period     (2,427,197)   (2,347,358)   (2,483,074)   (2,411,914)
                                 ----------    ----------    ----------    ----------
Deficit, end of period           (2,509,886)   (2,439,368)   (2,509,886)   (2,439,368)
                                 ==========    ==========    ==========    ==========

Loss per share                   $   (0.013)       (0.016)       (0.004)       (0.005)
                                 ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                               Nine Months Ended           Three Months Ended
                                          Sep 30, 2002  Sep 30, 2001   Sep 30, 2002  Sep 30, 2001
                                          ------------  ------------   ------------  ------------

Cash generated from (used in):

Operations:

     Loss for the period                    $(82,689)      (92,010)      (26,811)      (27,466)

     Add items not involving cash:
          Stock grant program expenses           200            --            --            --

     Changes in non-cash
         operating working capital:

     Accounts payable and
          accrued liabilities                 66,239        66,702        21,966        23,306
                                            --------       -------       -------       -------
                                             (16,250)      (25,308)       (4,845)       (4,160)
Financing:

     Contracts payable                         9,608        18,607         3,203         3,203

     Loans payable to
         related parties                       6,419         7,185         1,652         1,396
                                            --------       -------       -------       -------
                                              16,027        25,792         4,855         4,599
                                            --------       -------       -------       -------
Increase in cash                                (223)          484            10           439

Cash, beginning of period                        331            84            98           129
                                            --------       -------       -------       -------
Cash, end of period                              108           568           108           568
                                            ========       =======       =======       =======

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
September 30, 2002

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

            The financial statements presented herein as of September 30, 2002 and for the nine-month periods ending September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 2002, the Company had a working capital deficiency of approximately $922,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

Naptau has not incurred new debt other than that related to the engagement of legal counsel and amounts due to shareholders, officers and/or directors and existing debtors.

PART II OTHER INFORMATION

Item 2. Changes in Securities

      On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3. Defaults upon Senior Securities

      The Company is in default on Contracts Payable due December 31, 2001, $111,580, and subsequent accrued interest, $9,608. Negotiations to extend the repayment period are in progress. Costs of $3,203 related to accrued interest on these Contracts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 5. Other Information

      On June 30, 1995 the Company entered into a five year employment agreement with the President of the Company which expired on June 30, 2000 with the agreement that the President continue with his duties and responsibilities until a new contract is authorized by the Board of Directors.

      On September 19, 2002 the Company engaged the firm of Stack|Forman, LLP, located in Austin, Texas, to act as legal counsel with regard to general issues related to corporate governance and operating as a public company as well as additional specific matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: November 01, 2002                  By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer