Form 10KSB
period 2002-12-31
NAPTAU GOLD CORP
filed 2003-03-20
CIK 949268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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


   --------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of February 28, 2003.

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

The aggregate value of the voting common equity held by non-affiliates as of March 19, 2003 based on the average sale price of $0.05 was $166,700

Transitional Small Business Disclosure Format (check one):     Yes |_|   No  |X|

================================================================================

                                TABLE OF CONTENTS

                                     Part I

ITEM 1.     BUSINESS ......................................................    3

ITEM 2.     DESCRIPTION OF PROPERTY .......................................    5

ITEM 3.     LEGAL PROCEEDINGS .............................................    5

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    5

                                     Part II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDERS MATTERS ..................................    5

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    6

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................    6

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE ........................    7

                                    Part III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ....    7

ITEM 10.    EXECUTIVE COMPENSATION ........................................    8

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ................................................    9

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   10

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K ..............................   11

SIGNATURES ................................................................   12

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

      -     Business of Naptau Gold Corporation

      Naptau Gold Corporation ("Naptau" or the "Company") historically was engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge as it pertains to:

            1. The potential health benefits gained through the controlled replenishment of minerals and or energies into the human body which are constantly being depleted, but which are essential to continued good health.

      Risk Factors

      Limited Operations: Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated for a release from all related debt. The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing. During 2002 the Company actively pursued opportunities related to its business.

      At December 31, 2002, the Company had an accumulated deficit of $2,544,771 (2001 - $2,427,196).

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

      Substantial Indebtedness to Related Parties: The Company owed an aggregate of $745,908 (2001 - $647,883) to Officers, Directors and related parties. There can be no Assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

      -     Defaults upon Senior Securities

As at December 31, 2002 the Company was in default of principal and accrued interest on Contracts Payable of $131,291 due December 31, 2000 and 2001. Subsequent to December 31, 2002 the Company has received, together with written acknowledgements extending the time for payment to June 30, 2003, a demand for payment of $42,840 plus accrued interest by the June 30, 2003 date. All other terms and conditions under the Agreements remain in full effect. Costs of $19,711, (2001 - $21,810) for the accrued interest on these accounts for the period have been included in the Operating Statement under Interest Expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no shareholders' meetings during 2002 nor were any matters submitted to security holders for a vote.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      - On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

      Market price ranges of the Company's common stock during 2002 and the previous two years were:

                                2002            2001           2000

              Period        High    Low     High    Low     High     Low
            -----------    -----   -----   -----   -----   -----    -----

            1st Quarter     0.03    0.02    0.08    0.02    0.16     0.07

            2nd Quarter     0.15    0.04    0.22    0.01    0.18    0.054

            3rd Quarter     0.09    0.05    0.16    0.02   0.125    0.062

            4th Quarter     0.16    0.04    0.06    0.02   0.093    0.031

      -     Holders.

      As of December 31, 2002, there were approximately 40 registered holders of the Company's Common Stock.

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

There is a negative working capital balance of $956,630, (2001 - $839,157) a significant portion, which is owed to related parties, all of whom have a vested interest in ensuring the Company's continued existence.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations and Deficit during the 2002 year showing material increase or decrease over 2001 were: (1) Interest of $19,711, (2001 - $21,810) related to carrying costs of debt; bonuses and interest paid to third party investors on Contracts Payable, maturing December 31, 2000 and December 31, 2001 replacing agreements for delivery of raw placer gold entered into in May and June of 1999 which remained outstanding by the due date of October 31, 1999; (2) During 2001 there was a relinquishment of debt in the amount of $41,263, reflected in the Statement of Operations and Deficit as Expense Recoveries with no similar transaction occurring during the current period.

The Company actively carried out research and development and has not incurred new debt other than that due to shareholders, Officers and/or Directors, and existing debtors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Chartered Accountants ............................    F-2

Balance Sheet ...........................................................    F-3

Statements of Operations ................................................    F-4

Statements of Cash Flows ................................................    F-5

Notes to Financial Statements ...........................................    F-6

                             NAPTAU GOLD CORPORATION

                              FINANCIAL STATEMENTS

                      (expressed in United States dollars)

                  Years ended December 31, 2002, 2001 and 2000

[LETTERHEAD OF G. ROSS MCDONALD]

AUDITOR'S REPORT

TO THE SHAREHOLDERS OF NAPTAU GOLD CORPORATION

I have audited the balance sheets of Naptau Gold Corporation as at December 31, 2002, 2001 and 2000 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002, 2001 and 2000 and the results of its operations and the cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.

"G. Ross McDonald" (signed)

G. Ross McDonald
Chartered Accountant

Vancouver, Canada
March 14, 2003

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S.

REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 2002 and as described in Note 1 to the financial statements. My report to the shareholders dated March 14, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

"G. Ross McDonald" (signed)

G. Ross McDonald
Chartered Accountant

Vancouver, Canada
March 14, 2003

NAPTAU GOLD CORPORATION

BALANCE SHEETS

(expressed in United States dollars)

December 31, 2002 and 2001

                                                                                           2002          2001
                                                                                       -----------    -----------
                                                             ASSETS
CURRENT ASSETS
     Cash                                                                              $        98    $       332
                                                                                       -----------    -----------
                                                                                       $        98    $       332
                                                                                       ===========    ===========
                                                          LIABILITIES
CURRENT LIABILITIES
     Accounts payable and accrued liabilities (Note 3(c))                              $   693,410    $   604,005
     Contracts payable (Note 3(a))                                                         131,291        111,580
     Loans payable (Note 3(b))                                                              61,021         61,021
     Loans payable to related parties (Note 3(c))                                           70,908         62,883
                                                                                       -----------    -----------
                                                                                           956,630        839,489
                                                                                       ===========    ===========
                                                    SHAREHOLDERS' DEFICIENCY
CAPITAL STOCK (Note 4)
     Authorized -
           5,000,000 preferred shares with a par value $0.001 per share
          20,000,000 common shares with a par value $0.001 per share
     Issued and outstanding -
           6,133,500 common shares                                                           6,134          5,934

ADDITIONAL PAID-IN CAPITAL                                                               1,582,105      1,582,105

DEFICIT                                                                                 (2,544,771)    (2,427,196)
                                                                                       -----------    -----------
                                                                                          (956,532)      (839,157)
                                                                                       -----------    -----------
Continuing operations (Note 1)
Commitments and contingencies (Note 5)                                                 $        98    $       332
                                                                                       ===========    ===========

APPROVED BY THE DIRECTORS

    "E.D. Renyk" (signed)
--------------------------------
Director

    "Larry Fix" (signed)
--------------------------------
Director

NAPTAU GOLD CORPORATION

STATEMENTS OF OPERATIONS AND DEFICIT

(expressed in United States Dollars)

For the Years Ended December 31, 2002 2001 and 2000

                                            2002           2001           2000
                                       -----------    -----------    -----------
EXPENSES
    Interest and financing costs       $    19,711    $    21,810    $    12,988
    Investor and project development            --             --         10,410
    Management salary (Note 5)              90,000         90,000         90,000
    Office and administrative                2,941          3,729          4,612
    Professional fees                        4,923          5,563          5,610
    Expense recoveries                          --        (41,263)        (6,392)
                                       -----------    -----------    -----------

INCOME (LOSS) FOR THE YEAR                (117,575)       (79,838)       117,228

DEFICIT, BEGINNING OF YEAR              (2,427,196)    (2,347,358)    (2,230,130)
                                       -----------    -----------    -----------

DEFICIT, END OF YEAR                   $(2,544,771)   $(2,427,196)   $(2,230,130)
                                       ===========    ===========    ===========

INCOME (LOSS) PER SHARE                $     (0.01)   $     (0.01)   $     (0.02)
                                       ===========    ===========    ===========

NAPTAU GOLD CORPORATION

STATEMENTS OF CASH FLOWS

(expressed in United States Dollars)

For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002        2001        2000
                                                      ---------    --------    ---------

OPERATING ACTIVITIES
    Income (loss) for the year                        $(117,575)   $(79,838)   $(117,228)
    Adjustments to reconcile loss for the year to
      net cash from (used in) operating activities:
         Non-cash operating expenses (Note 7)               200          --           --
         Increase in accounts payable and
             accrued liabilities                         89,405      47,875       86,425
                                                      ---------    --------    ---------

    Net cash used in operating activities               (27,970)    (31,963)     (30,803)
                                                      ---------    --------    ---------

FINANCING ACTIVITIES
    Contracts payable                                    19,711      21,810       11,460
    Loans payable                                            --          --          700
    Loans payable to related parties                      8,025      10,401       17,685
                                                      ---------    --------    ---------

    Net cash from financing activities                   27,736      32,211       29,485
                                                      ---------    --------    ---------

INCREASE (DECREASE) IN CASH                                (234)        248         (958)

CASH, BEGINNING OF YEAR                                     332          84        1,042
                                                      ---------    --------    ---------

CASH, END OF YEAR                                     $      98    $    332    $      84
                                                      =========    ========    =========

Supplementary cash flow information (Note 8)

NAPTAU GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2002, 2001 and 2000

1. CONTINUING OPERATIONS

      Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988. The Company's principal business activity is the exploration and development of mineral properties.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At December 31, 2002 the Company had a working capital deficiency in excess of $956,000 (2001 - $839,000) and has a shareholders' deficiency of approximately $956,000 (2001 - $839,000). The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

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

NAPTAU GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2002, 2001 and 2000

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

      (e)   Financial instruments:

            With the exception of amounts due to related parties, as at December 31, 2002, 2001 and 2000, in all material respects the carrying amounts for the Company's financial instruments approximated fair value due to the short- term nature of these financial instruments. The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in Notes 3 and 4.

3. LOANS AND CONTRACTS PAYABLE

      (a)   Contracts Payable

            The Company entered into two agreements to deliver 300 ounces of raw placer gold by October 31, 1999 in consideration for advances of $66,000. The Company was unable to deliver the gold against these contracts and has obtained extensions of time for repayment of principal plus accrued interest or delivery of gold in the amount of $131,291. These contracts were not concluded by December 31, 2002 and have, as of the date of these financial statements, continued on a month-to-month basis under the same terms as in effect at December 31, 2000 and December 31, 2001. The Company is in the process of renegotiating extensions to the contracts and no estimates for the cost of any extensions that may or may not be concluded have been reflected in the accounts of the Company as at December 31, 2002. The holder of one of the contracts has made a demand for payment of $42,840 plus accrued interest by June 30, 2003

      (b)   Loans Payable

            Loans payable are non-interest bearing and have no specific term for repayment.

      (c)   Loans Payable to Related Parties

            Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment.

            At December 31, 2002, accounts payable and accrued liabilities include accruals totalling $675,000 (2001 - $585,000) for salaries to a director and officer pursuant to an employment agreement (Note
            5), which are included in management salary expense for the period.

NAPTAU GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2002, 2001 and 2000

4. CAPITAL STOCK

      (a)   Issued:

            The continuity of the Company's issued and outstanding capital stock and additional paid-in capital is as follows:

                                               Common Shares     Additional
                                            ------------------     Paid-in
                                              Number    Amount     Capital      Total
                                            ---------   ------   ----------   ----------

Balance, December 31, 1999, 2000 and 2001   5,933,500    5,934    1,582,105    1,588,039
                                            ---------   ------   ----------   ----------
Common stock issued pursuant to a Stock
Grant program dated June 30, 1995             200,000      200           --           --
                                            ---------   ------   ----------   ----------
Balance, December 31, 2002                  6,133,500   $6,134   $1,582,105   $1,588,039
                                            =========   ======   ==========   ==========

      (b)   Stock option plan and stock grant program:

            In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

            (i)   Stock option plan:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates. Under this plan, no employee may receive more than 100,000 stock options. Options are non-transferable and expire if not exercised within two years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors. During the year December 31, 2000 the Company granted stock options to directors and employees to acquire up to 300,000 common shares at $0.05 per share on or before May 18, 2002. These options expired during the year.

            (ii)  Stock grant program:

                  The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors. Under this plan, no employees may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity, which would be considered in competition with the Company's business. If the employee

NAPTAU GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2002, 2001 and 2000

                  violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable for two years. During the year ended December 31, 2000 the Company authorized the issue of 200,000 common shares to directors and employees which were issued from treasury on April 05, 2002.

5. COMMITMENTS

      On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year). The agreement also provides for additional incentive compensation equal to 1/2 of 1% of net sales up to $5,000,000, 3/4 of 1% on the next $20,000,000 in net sales and 1 percent of net sales above $25,000.000. The contract expired June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities on the same terms as exist in the expired contract until such time as a new contact is authorized by the Board of Directors.

6. INCOME TAXES

      Under the asset and liability method of accounting for income taxes, future income tax assets and liabilities are measured using enacted tax rates for the future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

      For all periods presented, the Company has not recognized any deferred tax assets or liabilities as the available benefits, primarily as a result of loss carry forwards of approximately $2,400,000 arising in 1995 through 2002, are fully offset by a valuation allowance of the same amount.

7. SUPPLEMENTARY CASH FLOW INFORMATION

      The following non-cash operating, financing and investing activities occurred during the year:

                                                     Year ended December 31,
                                                  2002       2001       2000
                                                  ----------------------------
      Non - cash operating costs - stock grant    $200   $      --   $     --
      (Note5(b)(ii))
                                                  ============================

The Company did not pay any interest or income taxes during the years ended December 31, 2002, 2001 and 2000.

8. SUBSEQUENT EVENT

      The Company has received confirmation from the holders of the Contracts Payable (Note 3(a)) extending the settlement date to June 30, 2003 under the continuation of the existing terms.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's two most recent fiscal years there were no disagreements between G. Ross McDonald and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of G. Ross McDonald would have caused G. Ross McDonald to make reference to the subject in its report. In addition, during the Company's two most recent fiscal years no reportable events, as defined in Item 304(a)(1)(iv)(A), (B) (D) or (E) of Regulation S-B occurred.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME                               POSITIONS HELD WITH THE CORPORATION
--------------------------------------------------------------------------------
Edward D. Renyk                    Director, President & Chief Financial Officer
Lloyd E. Mear                      Director
Larry Fix                          Director, Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 1999, 2000, 2001 and 2002 ("fiscal years") payable/paid to Mr. Renyk, the Company's President and for 2002 to Mr. Fix, the Company's Secretary. No other officer received any compensation from the Company in these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                    Long-Term Compensation
                                            Awards
                                    ---------------------
                                          Restricted
Name               Year    Salary (1)      Stock (3)      All Other Compensation
---------------   ------   -------   ---   ------      -------------------------
Edward Renyk       1999    $90,000            --                   --
                   2000    $90,000            --                   --
                   2001    $90,000            --                   --
                   2002    $90,000         $75.00                  --
                  ------   -------         ------      -------------------------
Larry Fix          2002         --         $50.00                  --
                  ------   -------         ------      -------------------------

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

2.    Stock Options

      In 2000 the Company granted 300,000 stock options under the Plan. These options expired, unexercised in 2002.

3.    Stock Grants

      On April 5, 2002 the Company issued from treasury 200,000 common shares under the Stock Grant Program established June 30, 1995. The cost of the issue was recorded at the common stock's par value of $0.001 per share and reported in the Office and Administrative expenses shown on the Statements of Operations and Deficit. The average trading sale price of the stock over the preceding 60 days prior to their issue was $0.03 per common share.

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

      On May 18, 2000 the Company's shares traded on the OTC Bulletin Board at $0.055 on a volume of 43,500 shares. These options were not exercised and expired in 2002.

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

      On May 18th, 2000, under the Stock Grant Program (1) established June 30, 1995, the Company authorized the issuing of common stock as follows:

            Larry Fix 50,000 common shares at par value of $0.001 per share Lloyd Mear 75,000 common shares at par value of $0.001 per share Edward Renyk 75,000 common shares at par value of $0.001 per share

            On April 5, 2002 this common stock was issued from the treasury of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2002, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

                                                  Number of      Percentage of
Name                                          Shares owned (1)  Shares Owned (2)
--------------------------------------------------------------------------------
Noble Metal Group Incorporated (3)               1,941,000         31.65%
801-409 Granville Street
Vancouver, BC, Canada  V6C 1T2
--------------------------------------------------------------------------------
Edward D. Renyk                                    425,000          6.93%
5391 Blundell Rd
Richmond, BC, Canada  V7C 1H3
Director, President & Chief Financial Officer
--------------------------------------------------------------------------------
John J. McIntyre                                   390,000          6.36%
McIntyre Winteringham
1501 - 543 Granville St
Vancouver, BC, Canada  V6C 1X8
--------------------------------------------------------------------------------
Lloyd Mear                                         145,000          2.36%
5391 Blundell Rd
Richmond, BC, Canada  V7C 1H3
Director
--------------------------------------------------------------------------------
Larry Fix                                           50,000            --
7260 Heather Street
Richmond, BC, Canada  V6Y 2P6
Director, Secretary
--------------------------------------------------------------------------------
Officers and Directors                             620,000         10.11%
as a Group (3 persons)
--------------------------------------------------------------------------------

--    Less than 1%

(1) Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)   Based upon 6,133,500 shares of Common Stock outstanding on December 31,
      2000.

(3) Noble Metal Group Incorporated is a corporation publicly traded on the Canadian TSX Venture Exchange. Information extracted from public web sites pertaining to Noble on March 18, 2003 shows the authorized capital as 100,000,000 shares without par value, of which 43,735,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital extracted from the same sites was Dorothy Dennis who held 5,602,047 shares as of March 05, 2003 representing 10.5%.

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

------------

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

Dated: March 19, 2003

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

Signature                     Title                              Date
---------                     -----                              ----
/s/ Edward D. Renyk           President, Director and            March 19, 2003
-----------------------       Principal Accounting Officer
Edward Renyk


/s/ Lloyd Mear                Director                           March 19, 2003
----------------------
Lloyd E. Mear


/s/ Larry Fix                 Secretary, Director                March 19, 2003
----------------------
Larry Fix