Form 10QSB
period 2003-03-31
NAPTAU GOLD CORP
filed 2003-05-14
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________


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

                          -----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of May 12, 2003.

Transitional Small Business Disclosure Format (check one):    Yes |_|   No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                        Number

"Safe Harbor" Statement....................................................  1

PART I. FINANCIAL INFORMATION..............................................  2

Item 1. Balance Sheets.....................................................  2

        Statements of Operations and Deficit...............................  3

        Statements of Cash Flows...........................................  4

        Notes to Financial Statements......................................  5

Item 2. Plan of Operation..................................................  6

Item 3. Controls and Procedures ...........................................  6


PART II OTHER INFORMATION .................................................  6

Item 2. Changes in Securities .............................................  6

Item 3. Defaults under Senior Securities ..................................  6

Item 5. Other Information .................................................  6

        SIGNATURES.........................................................  7

        Certification .....................................................  8

Item 6. Exhibits and reports on Form 8-K ..................................  9

             Exhibit 99.1 ................................................  10

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                               March 31, 2003   March 31, 2002
                                               --------------   ---------------
Assets
Current assets

   Cash                                         $        71      $     1,082
                                                -----------      -----------
                                                $        71      $     1,082
                                                ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities     $   723,072      $   625,160
   Loans payable                                    197,235          175,803
   Loans payable to related parties                  75,424           67,396
                                                -----------      -----------
                                                $   995,731      $   868,359

Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share

   Issued and outstanding:
     6,133,500 common shares                          6,134            5,934
   Additional paid-in capital                     1,582,105        1,582,105
   Deficit                                       (2,583,899)      (2,383,955)
                                                -----------      -----------
                                                $(  995,660)     $(  867,277)
                                                -----------      -----------
                                                $        71      $     1,082
                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)


                                                        Three Months Ended
                                                  Mar 31, 2003      Mar 31, 2002
                                                  ------------      ------------
Expenses:

     Interest and financing                       $    14,997             3,203

     Management salary                                 22,500            22,500

     Professional fees                                  1,165             1,722

     Office and administrative                            466               694
                                                  -----------        ----------

Loss for the period                                   (39,128)          (28,119)

Deficit, beginning of period                       (2,544,771)       (2,427,197)
                                                  -----------        ----------

Deficit, end of period                            $(2,583,899)       (2,455,316)
                                                  ===========        ==========

Loss per share                                    $    (0.006)           (0.005)
                                                  ===========        ==========


See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)


                                                            Three Months Ended
                                                      Mar 31, 2003    Mar 31, 2002
                                                      ------------    ------------
Cash generated from (used in):

Operations:

     Loss for the period                                $(39,128)       (28,119)

     Changes in non-cash
         operating working capital:

   Accounts payable and
          accrued liabilities                             29,662         21,154
                                                        --------        -------
                                                          (9,466)        (6,965)
Financing:

     Contracts payable                                     4,924          3,203

     Loans payable to
         related parties                                   4,516          4,513
                                                        --------        -------
                                                           9,440          7,716
                                                        --------        -------
Increase in cash                                             (26)           751

Cash, beginning of period                                     97            331
                                                        --------        -------
Cash, end of period                                           71          1,082
                                                        ========        =======

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

            The Company's principal business activity was the exploration and development of mineral properties and is presently engaged in researching, independently or jointly, opportunities in technology related areas.

            The financial statements presented herein as of March 31, 2003 and for the three-month periods ending March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 2003, the Company had a working capital deficiency of approximately $996,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

The Company historically engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge. In addition, it is researching, independently or jointly, opportunities in technology related areas.

Naptau has not incurred new debt other than that due to shareholders, Officers and/or Directors and existing debtors.

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.


(b)   Changes in Internal Controls.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

         On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3.  Defaults upon Senior Securities

         The Company was in default of principal and accrued interest on Contracts Payable of $111,580 due December 31, 2001. Negotiations were successfully concluded to extend the repayment periods on these contracts to June 30, 2003. Costs of $14,946 related the contract extensions and to accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

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


                                          NAPTAU GOLD CORPORATION

                                          /s/ Edward D. Renyk
                                          ---------------------------------
Dated: May 13, 2003                       By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer

CERTIFICATIONS

I, Edward D. Renyk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Naptau Gold Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:     /s/ Edward D. Renyk
        ---------------------------
         Edward D. Renyk
         Chief Executive Officer (Principal Executive Officer)
         Chief Accounting Officer (Principal Financial Officer)

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits: The following Exhibits are furnished as part of this report.
         * 99.1

b) During the quarter for which this report is filed the Company did not file any reports on Form 8-K


     *   Filed herewith