Form 10QSB
period 2003-06-30
NAPTAU GOLD CORP
filed 2003-08-13
CIK 949268

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of August 12, 2003.

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

        Exhibit 2 - PRESENTAION TO THE STOCK HOLDERS

        Exhibit 31 & 32 - CERTIFICATION

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NAPTAU GOLD CORPORATION
Balance Sheets
(expressed in United States dollars)

                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------
Assets
Current assets
   Cash                                            $        75      $        98
                                                   -----------      -----------
                                                   $        75      $        98
                                                   ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities        $   746,468      $   648,278
   Loans payable                                       188,089          179,006
   Loans payable to related parties                     77,992           67,649
                                                   -----------      -----------
                                                   $ 1,012,549      $   894,933
Shareholders' equity
   Capital stock
      Authorized:
         5,000,000 preferred shares with a par
            value of $0.001 per share
         20,000,000 common shares with a par
            value of $0.001 per share
   Issued and outstanding:
     5,933,500 common shares                             6,134            6,134
   Additional paid-in capital                        1,582,105        1,582,105
   Deficit                                          (2,600,713)      (2,483,074)
                                                   -----------      -----------
                                                   $(1,012,474)     $  (894,835)
                                                   -----------      -----------
                                                   $        75      $        98
                                                   ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Operations and Deficit
(expressed in United States dollars)

                                         Six Months Ended               Three months Ended
                                   Jun 30, 2003    Jun 30, 2002    Jun 30, 2003    Jun 30, 2002
                                   ------------    ------------    ------------    ------------
Expenses:

     Interest and financing            18,852           6,405           4,924           3,203

     Management salary                 45,000          45,000          22,500          22,500

     Professional fees                  2,061           2,539             896             818

     Office and administrative          4,099           1,733           2,564           1,037

     Stock grant program                   --             200              --             200

     Expense recoveries               (14,071)             --         (14,071)             --

                                   ----------      ----------      ----------      ----------

Loss for the period                   (55,941)        (55,877)        (16,813)        (27,758)

Deficit, beginning of period       (2,544,772)     (2,427,197)     (2,583,900)     (2,455,316)
                                   ----------      ----------      ----------      ----------
Deficit, end of period             (2,600,713)     (2,483,074)     (2,600,713)     (2,483,074)
                                   ==========      ==========      ==========      ==========

Loss per share                     $   (0.009)         (0.009)         (0.003)         (0.004)
                                   ==========      ==========      ==========      ==========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Statements of Cash Flows
(expressed in United States dollars)

                                                   Six Months Ended              Three Months Ended
                                           Jun 30, 2003    Jun 30, 2002    Jun 30, 2003    Jun 30, 2002
                                           ------------    ------------    ------------    ------------
Cash generated from (used in):

Operations:

     Loss for the period                   $  (55,941)       (55,877)         (16,813)       (27,758)

     Add items not involving cash:
          Stock grant program expenses             --            200               --            200

     Changes in non-cash
         operating working capital:

   Accounts payable and
          accrued liabilities                  53,058         44,273           23,396         23,118
                                           ----------      ---------         --------      ---------
                                               (2,883)       (11,404)           6,583         (4,440)
Financing:

     Contracts payable                         (4,224)         6,405           (9,147)         3,203

     Loans payable to
         related parties                        7,084          4,766            2,568            252
                                           ----------      ---------         --------      ---------
                                                2,860         11,171           (6,579)         3,455
                                           ----------      ---------         --------      ---------
Increase in cash                                  (23)          (233)               4           (985)

Cash, beginning of period                          98            331               71          1,083
                                           ----------      ---------         --------      ---------
Cash, end of period                                75             98               75             98
                                           ==========      =========         ========      =========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION
Notes to Financial Statements
June 30,2003

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

            The financial statements presented herein as of June 30, 2003 and for the six month periods ending June 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

            Results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.

            These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 2003, the Company had a working capital deficiency of approximately $1,000,000, a significant portion of which is due to related parties. The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

The Company historically engaged in the acquisition, exploration and development of mineral properties. As an outcropping of its exposure to the mineralogy, metallurgy, environmental, and health concerns related to the extraction, recovery and use of minerals, and drawing upon the experience and knowledge brought to the Company by its Directors and Officers, the Company is pursuing the commercial exploitation of such knowledge. In addition, it is researching, independently or jointly, opportunities in technology related areas. During the quarter the Company did present a plan for re-organization (See Exhibit 2 and Item 4(c)) to the Stock Holders for their confirmation. The necessary confirming votes were not received but there was enough positive communication received from the Stock Holders to consider modifying the presentation and thereby being able to produce successful results. The management is in the progress of this critique at present.

To date the management has provided the funds required to meet current costs therefore Naptau has not incurred new debt other than that due to shareholders, Officers and/or Directors and the accruals to existing debtors.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities

      On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3. Defaults upon Senior Securities

         Subsequent to June 30, 2003 the Company is in default of principal and accrued interest on Contracts Payable of $141,139 due June 30, 2003. Costs of $4,924 related to accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 4. Submission of Matters to a Vote of Security Holders

a) A Consent Vote of the Security Holders for the re-organization of the Company was mailed on or about June 26th, 2003 pertaining to Directors' Resolutions dated May 28, 2003. See Exhibit 2 attached to this filing for full details.

b) As the resolutions did not receive the required majority consent no changes in the Directorships resulted. E. D. Renyk, L. E. Mear and L. Fix continue on as the Company's Directors.

c)    The resolutions were as follows:

            a. Vote to Approve and Execute Certificate of Amendment of Certificate of Incorporation,

            b.    Vote to Approve an Anti-Rollback Provision,

            c.    Vote to Issue Common Shares for Debt,

            d.    Vote to Issue S-8 Shares for Salary, and

            e.    Vote to Issue Shares to J. Greig and Add Three New Directors.

      All resolutions received the same distribution of votes as follows:

      Total Votes Eligible to be Cast                         6,133,500
      Consent votes received                                  1,230,400
      Dissenting votes received                               2,879,500
      No response                                             2,023,600

      Eventhough there was no requirement for return of non-consenting votes the above dissenting voting documents were returned with the majority converying the opinion that indicated they were not opposed to a re-organization, but only to some or the lack thereof of the specifics as were presented. The Directors have done follow-ups with most of the responders and are reviewing the suggestions received.

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

                                          NAPTAU GOLD CORPORATION


                                          /s/ Edward D. Renyk
                                          ----------------------------
Dated: August 13, 2003                    By: Edward D. Renyk, CA
                                          President and
                                          Principal Accounting Officer

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits: The following Exhibits are furnished as part of this report.

            * 2 - Presentation to the Stock Holders for a Consent Vote

            * 31 & 32 - Certification

      b) During the quarter for which this report is filed the Company did not file any reports on Form 8-K

      * Filed herewith