Form 10QSB
period 2003-09-30
NAPTAU GOLD CORP
filed 2003-11-10
CIK 949268

=====================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended September 30, 2003

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

103 E. Holly St. Suite 303

Bellingham, WA 98226

 (Address of principal executive offices)

(604) 277-5252

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

5391 Blundell Road

Richmond BC

Canada V7C 1H3

-----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of October 31, 2003.

Transitional Small Business Disclosure Format (check one):           Yes |_|  No |X|

====================================================================================

Form 10-QSB

INDEX

                                                                         Page

                                                                        Number

Item 3. Defaults under Senior Securities

  6

Item 4. Submission of Matters to a Vote of Security Holders

  7

Item 5. Other Information

  7

        SIGNATURES.........................................................  8

Item 6. Exhibits and reports on Form 8-K

  9

        Exhibit 1 - PRESENTAION TO THE STOCK HOLDERS

Exhibits 31 & 32 - CERTIFICATIONS

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

Balance Sheets

(expressed in United States dollars)

                                             Sept 30, 2003    Sept 30, 2002

                                             --------------   ----------------

Assets

Current assets

   Cash                                         $        3      $       108

                                                -----------      -----------

                                                $        3      $       108

                                                ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable and accrued liabilities     $   768,050      $   670,244

   Loans payable                                    193,013          182,208

   Loans payable to related parties                  81,376           69,302

                                                -----------      -----------

                                                $ 1,042,439      $   921,754

Shareholders' equity

   Capital stock

      Authorized:

         5,000,000 preferred shares with a par

            value of $0.001 per share

         20,000,000 common shares with a par

            value of $0.001 per share

   Issued and outstanding:

     5,933,500 common shares                          6,134            6,134

   Additional paid-in capital                     1,582,105        1,582,105

   Deficit                                       (2,630,675)      (2,509,885)

                                                -----------      -----------

                                                $(1,042,436)     $(921,646)

                                                -----------      -----------

                                                $         3      $       108

                                                ===========      ===========

See accompanying notes to financial statements.

                                       - 2 -

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit

(expressed in United States dollars)

Nine Months Ended

Three months Ended

Sep 30, 2003

Sep 30, 2002

Sep 30, 2003

Sep 30, 2002

------------

-----------

-----------

-------------

Expenses:

Interest and financing

23,777

 9,608

4,924

 3,203

Management salary

67,500

67,500

22,500

22,500

Professional fees

3,204

 3,189

1,143

  650

Office and administrative

5,494

  2,192

1,395

  459

Stock grant program

 --

200

 --

 --

Expense recoveries

(14,071)

--

        --

--

------------

-----------

------------

------------

Loss for the period

(85,904)

(82,689)

(29,962)

(26,812)

Deficit, beginning of period

(2,544,772)

(2,427,197)

(2,600,714)

(2,483,074)

------------

-----------

------------

------------

Deficit, end of period

(2,630,676)

(2,509,886)

(2,630,676)

(2,509,886)

============

===========

============

============

Loss per share

$  (0.014)

(0.013)

(0.005)

(0.004)

============

===========

============

============

See accompanying notes to financial statements.

                                       - 3 -

NAPTAU GOLD CORPORATION

Statements of Cash Flows

(expressed in United States dollars)

Nine months Ended

Three Months Ended

Sep 30, 2003

Sep 30, 2002

Sep 30, 2003

Sep 30, 2002

------------

------------

------------

------------

Cash generated from (used in):

Operations:

Loss for the period

$

(85,904)

(82,687)

(29,962)

(26,811)

Add items not involving cash:

Stock grant program expenses

--

200

 --

 --

Changes in non-cash

operating working capital:

   Accounts payable and

 accrued liabilities

74,640

66,239

21,582

21,966

------------

------------

------------

------------

(11,264)

(16,250)

(8,380)

(4,845)

Financing:

Contracts payable

      701

 9,608

    4,924

 3,203

Loans payable to

related parties

 10,468

6,419

3,384

1,652

------------

------------

------------

-----------

(95)

    16,027

(8,308)

 4,855

------------

----------

------------

-----------

Increase in cash

(95)

(223)

   (72)

     10

Cash, beginning of period

   98

  331

   75

      98

------------

----------

------------

-----------

Cash, end of period

  3

108

  3

108

============

==========

===========

===========

See accompanying notes to financial statements.

                                       - 4 -

NAPTAU GOLD CORPORATION

Notes to Financial Statements

September 30,2003

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

      The Company's principal business activity was the exploration and development of mineral properties and is presently undergoing a reorganization approved by the shareholders as of September 24, 2003 (See Item 2 and Exhibit 1).

      The financial statements presented herein as of September 30, 2003 and for the nine month periods ending September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

      Results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 2003, the Company had a working capital deficiency of approximately $1,042,000, a significant portion of which is due to related parties.  Under the reorganization plan in progress the Company proposes to settle up to $296,353 of shareholder and trade account debt in exchange for 5,927,060 common shares.  In addition approval was received to settle $727,500 of accumulated compensation to the previous President by the issue under Form S-8 of 14,550,000 common shares.  The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

                                          - 5 -

Item 2. Plan of Operation

With the re-organization of the Company we are expanding to areas of interest other than the historical mineral exploration activities carried on in the past.  Naptau's management has identified potential opportunities in the hospitality, real estate and hotel sectors of the economy.  Many sectors in these areas show short term weaknesses caused by catastrophic events of the recent past.  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

   On April 5, 2002 the Company issued 200,000 shares of common stock to Directors of the Company pursuant to a Stock Grant Program dated June 30, 1995.

Item 3.  Defaults upon Senior Securities

         Subsequent to June 30, 2003 the Company is in default of principal and accrued interest on Contracts Payable of $146,063 due June 30, 2003.  Costs of $4,924 related to accrued interest on these accounts for the Quarter have been included in the Operating Statement under Interest Expense.

Item 4.  Submission of Matters to a Vote of Security Holders

a)

A Consent Vote of the Security Holders for an amended re-organization of the Company was mailed on September 2nd, 2003 pertaining to Directors' Resolutions dated August 23, 2003 (See Exhibit 1).

b)

As of September 24th the resolutions received the required majority Security Holder consent.

c)

The resolutions were as follows:

a.

Vote to Approve and Execute Certificate of Amendment of Certificate of Incorporation,

b.

Vote to Approve an Anti-Rollback Provision,

c.

Vote to Approve an Anti-Dilution Provision,

d.

Vote to Issue Common Shares for Debt,

e.

Vote to Issue Shares to J. Greig and Add Two New Directors.

f.

Vote to Issue S-8 Shares for Salary, and

All resolutions received the same distribution of votes as follows:

Total Votes Eligible to be Cast

100.0%

6,133,500

Consent votes received

69.9%

4,287,900

Consent votes received subsequent

To September 24, 2003

0.4%

25,000

No response

28.1%

1,720,500

Returned as undeliverable

1.6%

100,100

Item 5.  Other Information

a)

On October 1, 2003 Dr. J. Greig, Ph.D. and Ludwig Stromeyer were appointed Directors and Lloyd Mear resigned as a Director.  The Directors are:

1.

J. Greig

2.

E. D. Renyk

3.

L. Fix

4.

L. Stromeyer

a)

On October 1, 2003 Mr. Renyk resigned as President and Dr. Greig was appointed to the vacant position.  Mr. Fix resigned as Secretary and Mr. Renyk was appointed to the vacant position.  Mr. Stromeyer was appointed to the new position of Vice President of Marketing.

c)

On October 15, 2003 the Directors appointed Dr. Greig as Chief Executive Officer (CEO) and Chairman to the Board and Mr. Renyk as Chief Financial Officer (CFO).  Mr. Renyk continues his duties and Treasurer to the Company.  The Officers of the Company are:

5.

President, CEO and Chairman

Dr. J. Greig, Ph.D.

6.

Secretary/Treasurer and CFO

E. D. Renyk, C.A.

7.

Vice President of Marketing

L. Stromeyer

d)

As of October 1, 2003 the Head Office address was changed from 5391 Blundell Road, Richmond, BC, V7C 1H3 to 103 East Holly, Ste. 305, Bellingham, WA, 98226. The Records and Registered Office remains 5391 Blundell Road, Richmond, BC, V7C 1H3.

e)

On October 20, 2003 the Company received a receipted copy of its Certificate of Amendment of Certificated of Incorporation from the State of Delaware dated October 15, 2003 acknowledging the increase in its authorized capital stock to 500,000,000 shares of common stock having a par value of one mil ($0.001).  The authorized capital of 5,000,000 shares of preferred stock having a par value of one mil ($0.001) remains unchanged.

As part of the approved re-organization plan the Company is to conclude a five year employment contract with Dr. Greig as President.  Dr. Greig assumed the duties of President of the Company and will carrying out these duties and responsibilities while the new contract is negotiated and authorized by the Board of Directors.  Mr. Renyk will continue to carry out the duties as Secretary/Treasurer while negotiations with him are finalized and confirmed by the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION

                                          /s/ J. Greig

                                          ---------------------------------

Dated: November 7, 2003                   By: Dr. J. Greig, Ph.D.

                                          President and

                                          Principal Executive Officer

                                          /s/ Edward D. Renyk

                                          ---------------------------------

Dated: November 7, 2003                   By: Edward D. Renyk, CA

                                          Secretary and

                                          Principal Accounting Officer

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

* 1 – Amended Presentation to the Stock Holders for a Consent Vote

* 31 & 32 - Certification

b)

During the quarter for which this report is filed the Company did not file any reports on Form 8-K

*

Filed herewith

AMENDED PRESENTAION TO THE STOCK HOLDERS

EXHIBIT 1

CONTENTS

Letter to Shareholder

  Update and current actions

  Recommendation of the Board of Directors

  Contact information

Attachments:

Written Consent of the Shareholders with related Directors Minutes to:

  approve the attached Certificate of Amendment of Certificate of Incorporation amending and increasing the authorized capital stock of the Corporation approve the Anti-Rollback Provision

  approve the Anti-Dilution Provision

  approve the Issue of Common Shares for Debt

  approve the Issue of Shares to J. Greig

  approve the Issue of S-8 Shares for Salary

10Q-SB for the quarter ended June 30, 2003

(www.sec.gov/edgar/searchedgar/companysearch.html)

Copies of Consents to be signed and returned

Stamped self-addressed return envelope

August 23rd, 2003

Dear Shareholder:

UPDATE AND CURRENT ACTIONS

As you are aware from the prior mailing on or about June 26, 2003 the Company solicited a consent vote of Security Holders for approval of actions pertaining to Directors' Resolutions dated May 28, 2003.  The Company did not receive the required majority consent and therefore could not move forward and implement the proposed actions.

However, many of you, the shareholders, did take the opportunity to respond and suggest ways in which the basic proposal could be enhanced to meet your concerns.

We have analyzed the responses and incorporated those that we could into the attached revised resolutions.  The enhancements included are:

  Extension of the "no-rollback period" to three years from one year.

  Added a three year "anti-dilution provision" to ensure that if during that time any change in control effected by exchange of shares could not be on a basis where existing shareholders receive less than one new share for the old share they relinquish.

  Tied the beginning date for commencement of the "no-rollback" and "anti-dilution" period to the date of the filing of the Certificate of Amendment of Certificate of Incorporation with the Office of the Secretary of State of Delaware.  This will insure that if there are regulatory delays the time only starts when these have been resolved.

  Added the requirement that 50% of the common stock issued to Dr. Greig and Mr. Renyk is covered by escrow agreements and the release of this escrowed stock only be triggered by a corresponding increase in the asset value of the Company as reported in its regulatory filings.

  In order to assure the plan could not be fragmented linked the issuance of the shares to Dr. Greig and Mr. Renyk

  Consolidated the Written Consent of the Shareholders into one document referencing the two attached resolutions where necessary.  The Directors' Resolutions could not be incorporated into a single document because the issuance of S-8 shares required different signatories.

We have selected the consent vote because it is allowed by regulation and the charter of the company and to spare the Company, and by extension the Shareholder, the legal and logistical costs of a special shareholders meeting.

Very few other actions available to Shareholders are more democratic than the right to exercise a direct vote on an action(s) of their company.  We did not solicit a proxy to enable third parties to vote on your behalf nor do you have to go to the expense of traveling to a meeting location that may be remote to you.  We present the direct opportunity to consent if you agree and if you do not agree you need take no other action.

The main questions to be addressed by the proposed actions are:

1.

Is it reasonable to expect that the actions proposed by the Board of Directors will improve the position of the Company?

2.

Will the restructuring and the presence of Dr. Jay Greig and Mr.  Ludwig Stromeyer enhances the viability of the Company?

The Board of Directors after working with Dr. Greig for close to two years do believe that the proposed actions will enhance the Company in the US and International Markets  and thus increase the opportunity for the shareholders to realize a greater value for their stockholdings.  That is the mandate of the Directors and Officers of any public company.

There are no guarantees in life only opportunities to try to make things better.

In order to accomplish this, subject to your and regulatory approval, we propose to do the following:

Increase the authorized capital stock of the Company from twenty million common shares to five hundred million (500,000,000) common shares.  Authorized preferred stock will remain unchanged at five million (5,000,000).

Upon the approval of the increase of the authorized capital the Company will:

a)

with the exception of minor ongoing trade accounts payable, clear the debt of the Company by the exchange of common shares issued from the treasury of the Company with the debt holders, including that owing as accrued salaries.  The number of shares to be issued to each debt holder is to be determined based on the median market value of each share being $0.05 per common share.  The total number of shares to be issued in the settlement of debt, all except the minor current trade accounts payable and amounts owing the Company's Auditor, is twenty million four hundred seventy-seven thousand and sixty shares (20,477,060).  This leaves the Company virtually debt free.

b)

protect current share and debt holders of the Company from:

a.

any roll back in the number of common shares outstanding for a period of three years, and

b.

dilution of your share holdings for a period of three years  in any future re-organization involving an exchange of shares on any basis less than one for one.

c)

Co-incidentally issue from treasury:

a.

Fourteen million five hundred fifty shares to E. D. Renyk in settlement of outstanding accrued salary, and

b.

thirty-nine million common shares to Dr. Jay Greig to confirm his commitment to the Company.

50% of these will be covered by an escrow agreement.  In addition, because Dr. Greig will hold a controlling interest and both will hold insider positions they are also subject to the trading restrictions imposed by Rule 144.

d)

The Board will appoint Dr. Greig and Ludwig Stromeyer to fill vacancies that exist on the Naptau Board of Directors.  Due to other commitments Mr. Mear will submit his resignation as Director.

e)

The Directors will then appoint Dr. Greig as President and CEO and Mr. Fix will be replaced as Secretary by Mr. Renyk.

Because this re-organization results in a change in the management and control of the Company we must solicit your (shareholder) approval for certain aspects of the re-organization plan.

RECOMMENDATIONS OF THE BOARD OF DIRECTORS

We believe the above outlined steps will advance the Company to the level that is required for it to become a factor in public market.  We recommend the above actions and ask that you sign the attached copies of the WRITTEN CONSENT forms and return them in the enclosed stamped and addressed envelope.

Amended Re-Organization

CONTACT INFORMATION

If you wish further information on any of the above points please feel free to contact myself at telephone 604-277-5252, fax 604-277-5282 or email erenyk@shaw.ca

Naptau Gold Corporation

/s/ E. D. Renyk

/s/ Larry Fix

_________________________________

______________________________

per E. D. Renyk, C.A., President / C.E.O

per Larry Fix, Secretary

Director

Director

/s/ Lloyd Mear

_________________________________

per Lloyd Mear,

Director

Encls.

WRITTEN CONSENT

OF THE

SHAREHOLDERS

OF

NAPTAU GOLD CORPORATION

The Shareholders of NAPTAU GOLD CORPORATION (hereinafter referred to as the "Corporation"), a Delaware corporation, acting by written consent under Section 228 of the General Corporation Law of the State of Delaware, hereby waive any notice requirements, and further, hereby:

1.

approve the attached Certificate of Amendment of Certificate of Incorporation amending and increasing the authorized capital stock of the Corporation to Five Hundred Million (500,000,000) shares of common voting stock having a par value of one mill ($0.001) each, and Five Million (5,000,000) shares of preferred stock having a par value of one mill ($0.001) each.

2.

approve the Anti-Rollback Provision as set forth in the attached Resolutions of the Board of Directors of the Corporation.

3.

approve the Anti-Dilution Provision as set forth in the attached Resolutions of the Board of Directors of the Corporation.

4.

approve the Issue of Common Shares for Debt as set forth in the attached Resolutions of the Board of Directors of the Corporation.

5.

approve the Issue of Shares to J. Greig as set forth in the attached Resolutions of the Board of Directors of the Corporation.

6.

approve the Issue of S-8 Shares to E. D. Renyk as set forth in the attached Resolution of the Board of Directors of the Corporation

This resolution can be signed individually and have the effect cumulatively and faxed signatures are acceptable.

SHAREHOLDER:

______________________________________                        DATE:  ____________________________________

______________________________________                        DATE:  ____________________________________

RESOLUTION

OF THE

BOARD OF DIRECTORS

OF

NAPTAU GOLD CORPORATION

The Directors of NAPTAU GOLD CORPORATION (hereinafter referred to as the "Corporation"), a Delaware corporation, acting by unanimous consent, hereby adopt the following resolutions and hereby consent to the actions taken set forth herein.

1.

Board of Directors Vote to Approve Certificate of Amendment of Certificate of Incorporation.

RESOLVED that the Board of Directors do hereby unanimously approve the attached Certificate of Amendment of Certificate of Incorporation amending and increasing the authorized capital stock of the Corporation to Five Hundred Million (500,000,000) shares of common voting stock having a par value of one mill ($0.001) each, and Five Million (5,000,000) shares of preferred stock having a par value of one mill ($0.001) each.  In addition, the Board of Directors hereby recommend and advise such Certificate of Amendment of Certificate of Incorporation to the Shareholders for a vote of their own.

2.

Authority To Execute Certificate of Amendment of Certificate of Incorporation.

RESOLVED that the President of the Corporation is hereby authorized on behalf of the Corporation to execute the attached Certificate of Amendment of Certificate of Incorporation after approval by the requisite number of Shareholders.  In addition, the President of the Corporation is hereby authorized to take all actions necessary to file such Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware.

3.

Anti-Rollback Provision.

RESOLVED that the Board of Directors do hereby unanimously approve an Anti-Rollback provision to be immediately attached to each and every share of the Corporation, (issued, to be issued, and in treasury) disallowing any rollback on such share(s) for a period of three years from the date of the filing of the Certificate of Amendment of Certificate of Incorporation with the Office of the Secretary of State of Delaware.  In addition, the Board of Directors hereby recommends and advises such Anti-Rollback Provision to the Shareholders for a vote of their own.

4.

Authority to Execute.

RESOLVED that the President of the Corporation is hereby authorized on behalf of the Corporation to effectuate the Anti-Rollback Provision after approval by the requisite number of Shareholders.

5.

Anti-Dilution On Future Merger

RESOLVED that, should the Board of Directors contemplate a merger with another company at any time during the three year period commencing from the date of the filing of the Certificate of Amendment of Certificate of Incorporation, referred to in Resolution 2 above, with the Office of the Secretary of State of Delaware, the Board of Directors do hereby unanimously approve that any share exchange be limited to one Naptau Gold Corporation share being exchanged for one or more shares of the merging corporation.  In addition, the Board of Directors hereby recommends and advises such Anti-Dilution Provision to the Shareholders for a vote of their own.

6.

Authority to Execute

RESOLVED that the President of the Corporation is hereby authorized on behalf of the Corporation to effectuate the Anti-Dilution Provision after approval by the requisite number of Shareholders.

7.

Board of Directors Vote to Issue Common Shares for Debt Resolution.

RESOLVED that the Board of Directors do hereby unanimously approve the issuance of 5,927,060 common shares to the below referenced shareholders/parties for debt resolution of $296,353, to be issued at the fair market share rate of five cents per share.  In addition, the Board of Directors hereby recommends and advises the issuance of the 5,927,060 common shares to the Shareholders for a vote of their own.

8.

Authority To Execute.

RESOLVED that the President of the Corporation is hereby authorized on behalf of the Corporation to take all actions necessary to complete the issuance of such common shares after approval by the requisite number of Shareholders.

NAME OF PARTY

NUMBER OF SHARES TO BE ISSUED

A.

E.D. Renyk

  685,160 shares of common stock

(Debt of Loans =

$34,258.)

B.

Lloyd Mear

  955,300 shares of common stock

(Debt of Loans =

$47,765.)

C.

TG Group CTO, CL

1,923,800 shares of common stock

(Debt of Gold Contracts =

$96,190.)

D.

Byron B. Timberlake

  931,800 shares of common stock

(Debt of Gold Contracts =

$46,590.)

E.

Gwen Resources International Inc.

  939,000 shares of common stock

(Debt of Loans =

 $46,950.)

F

KPMG

  451,000 shares of common stock

(Debt of Loans =

$22,550.)

G.

Liberty Trust Co.

   38,000 shares of common stock

(Debt of trade account =

 $1,900.)

H.

W.G.T. Consultants

    3,000 shares of common stock

(Debt of trade account =

$150.)

9.

Board of Directors Vote to Issue Shares to J. Greig.

RESOLVED that the Board of Directors do hereby unanimously approve the issuance of 39 Million shares (Rule 144 restricted) to J. Greig for the following consideration which has been deemed acceptable by the Board of Directors.  Such consideration is to induce Dr. Greig to enter into a five year employment contract with, and to assume the presidency of the Company, subject to the approval of the Shareholders to the increase in authorized shares of the Corporation.  It is agreed that 50% of the above stock issuance will be placed in an escrow account and be eligible for release from escrow  as the "Total Asset" value of the Company, as reported on the balance sheet included in the 10Q-SB or 10K-SB as filed with the Securities and Exchange Commission, increases.  As an example:  If the total assets on the 10Q-SB balance sheet at the end of quarter two exceeded the total assets as reported in quarter one by 5 million dollars this would entitle the release of 5 million shares from escrow.  Minimum number of shares at any release to be 100,000.  It is further agreed that the issuance and release from escrow of the 39 Million shares to Dr. Greig will be in tandem with the issuance and release from escrow of the S-8 shares to Mr. Renyk as detailed in separate resolution of this date.  In addition, the Board of Directors hereby recommends and advises the issuance of the 39 Million common shares to the Shareholders for a vote of their own.

10.

Authority To Execute.

RESOLVED that the President of the Corporation is hereby authorized to take all actions necessary to complete the issuance of such 39 Million shares (Rule 144 restricted) to J. Greig after approval by the requisite number of Shareholders.

11.

Addition of Two New Directors.

RESOLVED that the Board of Directors do hereby unanimously approve the addition of two new directors to the Board of Directors.  The two new directors are: J. Greig and Ludwig Stromeyer.  Upon appointment of the two new directors, Lloyd Mear shall resign as a director of the Corporation.  Pursuant to Article II, Section 3, of the Bylaws of the Corporation, Shareholder approval is not required to fill vacant or newly created directorships.

DATED this 23th day of August 2003

DIRECTORS:

/s/ E. D. Renyk

/s/ Larry Fix

_________________________                                _____________________________________

E.D. RENYK, Director

LARRY FIX, Director

/s/ Lloyd Mear

_________________________

LLOYD MEAR, Director

CERTIFICATE OF AMENDMENT

OF

CERTIFICATE OF INCORPORATION

OF

NAPTAU GOLD CORPORATION

            NAPTAU GOLD CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST:  That all of the Directors of said corporation, by a written consent given in accordance with the provisions of §141(f) of the General Corporation Law of Delaware (Title 8, Chapter 1), duly adopted resolutions proposing and declaring advisable the following Amendment to the Certificate of Incorporation of said corporation:

            RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the FOURTH Article thereof numbered so that, as amended, said Article shall be and is so read as follows:

FOURTH:  "The aggregate number of shares of stock which the corporation shall have authority to issue is five hundred five million (505,000,000), which are divided into five million (5,000,000) shares of Preferred Stock of a par value of one mill ($0.001) each and five hundred million (500,000,000) shares of Common Stock of a par value of one mill ($0.001) each, which shares of stock may be issued from time to time in one or more classes or one or more series within any class thereof, in any manner permitted by law, as determined from time to time by the board of directors, and stated in the resolution or resolutions providing for the issuance of such shares adopted by the board of directors pursuant to authority hereby vested in it, each class or series to be appropriately designated, prior to the issuance of any shares thereof, by some distinguishing letter, number, designation or title.  All shares of stock in such classes or series may be issued for such consideration and have such voting powers, full or limited, or no voting powers, and shall have such designations, preferences and relative, participating, optional, or other special rights, and qualifications, limitations or restrictions thereof, permitted by law, as shall be stated and expressed in the resolution or resolutions, providing for the issuance of such shares adopted by the board of directors pursuant to authority hereby vested in it.  The number of shares of stock of any class or series within any class, so set forth in such resolution or resolutions may be increased (but not above the total number of authorized shares of the class) or decreased (but not below the number of shares thereof then outstanding) by further resolution or resolutions adopted by the board of directors pursuant to authority hereby vested in it."

….2

SECOND:  That in lieu of a meeting and vote of stockholders, the stockholders have given written consent to said amendment in accordance with the provisions of §228 of the General Corporation Law of the State of Delaware (Title 8, Chapter 1) and said written consent was filed with the corporation.

THIRD:  That the aforesaid amendment was duly adopted in accordance with the applicable provisions of §§242 and 228 of the General Corporation Law of Delaware (Title 8, Chapter 1).

FOURTH:  That the capital of said corporation will not be reduced under or by reason of said Amendment.

IN WITNESS WHEREOF, this Certificate of Amendment has been executed this 23th day of August, 2003.

__________________________________

E.D. Renyk, C.A.

President and Chairman of the Board

Naptau Gold Corporation

RESOLUTION

OF THE

BOARD OF DIRECTORS

OF

NAPTAU GOLD CORPORATION

The Directors of NAPTAU GOLD CORPORATION (hereinafter referred to as the "Corporation"), a Delaware corporation, acting by unanimous consent, hereby adopt the following resolutions and hereby consent to the actions taken set forth herein.

1.

Board of Directors Vote to Issue S-8 Shares for Salary Resolution.

RESOLVED that the Board of Directors do hereby unanimously approve the issuance of S-8 shares to the below referenced officer/employee for resolution of his accrued outstanding salary up to and including July 31, 2003, to be issued at the fair market share rate of five cents per share. It is agreed that 50% of the above stock issuance will be placed in an escrow account and be eligible for release from escrow  as the "Total Asset" value of the Company, as reported on the balance sheet included in the 10Q-SB or 10K-SB as filed with the Securities and Exchange Commission, increases.  As an example:  If the total assets on the 10Q-SB balance sheet at the end of quarter two exceeded the total assets as reported in quarter one by 5 million dollars this would entitle the release of 5 million shares from escrow.  Minimum number of shares at any release to be 100,000.  It is further agreed that the issuance and release from escrow of the S-8 Shares will be in tandem with the issuance and release from escrow of the 39 Million shares to Dr. Greig as detailed in separate resolution of this date.  In addition, the Board of Directors hereby recommends and advises the issue of S-8 shares for salary to the Shareholders for a vote of their own.

2.

Authority to Execute.

RESOLVED that the President of the Corporation is hereby authorized to take all actions necessary to complete the issuance of such S-8 shares after approval by the requisite number of Shareholders.

NAME OF PARTY

NUMBER OF SHARES TO BE ISSUED

E.D. Renyk,

14,550,000

shares of common stock

(Debt of Accrued Salary = $727,500.)

DATED this 23th day of August 2003.

DIRECTORS:

ABSTAINED FROM VOTING

/s/ Larry Fix

_____________________________                    ________________________________

E.D. RENYK, Director

LARRY FIX, Director

/s/ Lloyd Mear

____________________________________________

LLOYD MEAR, Director

SUPPLEMENTAL

August 29th, 2003

Further to the general thoughts from Dr. Greig included in our original proposal he has provided the following brief information regarding a specific hotel project he is currently pursuing.  Upon the completion of the re-organization Naptau will be eligible for up to a 20% participation in the project.

Project Outline

Type:

Hotel Acquisition

Asset Value:

$348,000,000

Financing In Progress:

$165,000,000

Initial Outlay:

$185,000 for insurance and financing commitment

One Leads to Another

If this project moves as contemplated it is slated to be the first of further acquisitions of this type.

Re-Organization Calendar of Events

September 2-3

 Mailing of Amended Re-Organization Plan

September 17

 Deadline for return mailing of Responses

September 24

 Determination of Results

CAUTIONARY STATEMENT

No stock exchange, securities commission or other regulatory authority has approved or disapproved the information contained herein.  This Supplemental includes certain "forward-looking statements".  All statements other than statements of historical fact, included in this release, including, without limitation, statements regarding future plans and objectives of Naptau, are forward-looking statements that involve various risks and uncertainties.  There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements.  Important factors that could cause actual results to differ materially from Naptau's expectations are the approval of the Re-Organization plan, availability of projects detailed herein, and from time to time in the filings made by Naptau with securities regulators.

EXHIBIT 31.1

CERTIFICATIONS

I, J. Greig, certify that:

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: November 7, 2003

By:

/s/ J. Greig

Dr. J. Greig

Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

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

Date: November 7, 2003

By:

/s/ Edward RENYK

Edward Renyk

Chief Accounting Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the "Company") on Form 10-QSB for the quarterly period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward D. Renyk, Chief Executive Officer and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period covered by the Report.

Date: November 7, 2003

By:

/s/ J. Greig

J. Greig

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Edward D. Renyk

Edward D. Renyk

Chief Accounting Officer

(Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to Naptau Gold Corporation and will be retained by Naptau Gold Corporation and furnished to the Securities and Exchange Commission or its staff upon request.