Form 10KSB
NAPTAU GOLD CORP
filed 2004-03-29
CIK 949268

===============================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

    |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-26600

-------------------------------------------------------------------------------------------------------------------------------------------

NAPTAU GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware                                                       22-3386947

(State or other jurisdiction of                                  (IRS Employer

incorporation or organization)                               Identification No.)

103 E Holly St, Suite 303

Bellingham, WA  98226

(address of principal executive offices)

(604) 277-5252

(Issuer's telephone number)

--------------------------------------------------------------------------

(former address)

5391 Blundell Road

Richmond BC  Canada V7C 1H3

-----------------------------

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|          No  |  |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,133,500 shares of Common Stock, $.001 par value, were outstanding, as of February 28, 2004.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB:

|X|

The issuer’s revenues for its most recent fiscal year:   $0.00

The aggregate value of the voting common equity held by non-affiliates as of March 17, 2004 based on the average sale  price of $0.23 was $802,470

Transitional Small Business Disclosure Format (check one):

Yes |_|

No  |X|

===============================================================================

TABLE OF CONTENTS

Part I

ITEM 1.

BUSINESS

    3

ITEM 2.

DESCRIPTION OF PROPERTY

    4

ITEM 3.

LEGAL PROCEEDINGS

    4

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    4

Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDERS MATTERS

    5

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    5

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    6

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

    7

Part III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    7

ITEM 10.

EXECUTIVE COMPENSATION

    8

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

   10

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   10

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

   10

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

   12

SIGNATURES

   12

EXHIBITS

PART I

ITEM 1. BUSINESS

-

Business Development

 Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.    The Company also transferred all exploration account balances for Canadian tax purposes relating to the operation of the mineral properties.

At present the Company holds no interest in any mineral properties.

The Company is registered as a foreign corporation (extra Provincial Corporation) in the Province of British Columbia, Canada.

For discussion of certain material risks involved in the Company’s business, see “Risk Factors” below.

-

Business of Naptau Gold Corporation

Naptau Gold Corporation (“Naptau” or the “Company”) historically was engaged in the acquisition, exploration and development of mineral properties.

Presently Naptau is undergoing the reorganization approved by the shareholders as of September 24, 2003 (Incorporated by reference Exhibit 2.2).  The status of actions required under the re-organization as of the date of this report is summarized as follows:

Actions Completed:

  increase in the authorized capital stock of the Corporation from 20 million to 500 million common shares.

  Documented the Anti-Rollback Provision effective for 3 years.

  Documented the Anti-Dilution Provision effective for 3 years.

  Concluded the appointment and contracting of the new President and Chief Financial Officer.

  Concluded the changing of the Secretary.

  Re-organized the Board of Directors as per the re-organization plan.

Actions in Progress:

  Finalizing the documentation required to conclude the issue of Common Shares in exchange for Debt

  Finalizing  the documentation required to conclude the Issue of Common Shares to J. Greig

  Finalizing the documentation required to conclude the Issue of S-8 Shares in settlement of Salary

With the re-organization of the Company we are expanding to areas of interest other than the historical mineral exploration activities carried on in the past.  Naptau’s management has identified potential opportunities in the hospitality, real estate and hotel sectors of the economy.  Many sectors in these areas show short term weaknesses caused by catastrophic events of the recent past.  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

Risk Factors

Limited Operations:  Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated for a release from all related debt.  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During 2003 the Company actively pursued opportunities related to its business.

At December 31, 2003, the Company had an accumulated deficit of $2,668,762 (2002 - $2,544,771).

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

Cautionary Statement for Purposes of The “Safe Harbor” Provisions of The Private Securities Litigation Reform Act of 1995: The United States Private Securities Litigation Reform Act of 1995 provides a new “safe harbor” for certain forward-looking statements. The following factors set forth under “Risk Factors” among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, future filings by the Company with the SEC, in the Company’s press releases and in oral statements made by authorized officers of the Company. When used in this Form 10-KSB, the words “estimate,” “project,” “anticipate,” “expect,” “exploring”, “intend,” “pursuing”, “believe” and similar expressions are intended to identify forward-looking statements.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $910,043 (2002 - $745,908) to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

Conflicts of Interest: The terms upon which the Rescission Agreement was concluded were determined by negotiations between representatives of Noble and the Company.  Noble then owned more than a majority of the outstanding shares of the Company and therefore, the agreement between Noble, Dennis and the Company should not be deemed the product of arms’ length negotiations.

ITEM 2. DESCRIPTION OF THE PROPERTY

At present the Company holds no properties.

The Company occupies office space provided by its Secretary, E. D. Renyk, at 5391 Blundell Road, Richmond, BC, Canada, V7C 1H3. No rent was paid for the use of this office. The space is adequate for the planned future conduct of the Company’s business over the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

–

Defaults upon Senior Securities

As at December 31, 2003 the Company was in default of principal and accrued interest on Contracts Payable of $131,543 originally due December 31, 2000 and 2001.  The holders of the debts have made formal demand for payment of their respective debts.  $49,268 representing one of the two debts has, as of the date of this report, continued on a month-to-month basis under the same terms as in effect at June 30, 2003.  The other contract was sold by the holder to a third party and the value fixed at $95,085.  A third party notified the Company that it holds a secured position against the debt holder relating to the second debt of $95,085 and is seeking treble damages in the amount of $285,253.  In the opinion of management any claim in excess of the original debt between the Company and the debt holder is unenforceable and if required will be defended.

Costs of $22,067, (2002 - $19,711) for the accrued interest on these accounts for the period have been included in the Operating Statement under Interest Expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

-

On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

Market price ranges of the Company’s common stock during 2003 and the previous two years were:

2002

2001

2000

Period

High

Low

High

Low

High

Low

--------

------

------

-------

-------

------

------

1st Quarter

0.08

0.03

0.03

0.02

0.08

0.02

2nd Quarter

0.16

0.03

0.15

0.04

0.22

0.01

3rd Quarter

0.26

0.04

0.09

0.05

0.16

0.02

4th Quarter

0.51

0.05

0.16

0.04

0.06

0.02

-                        Holders.

As of December 31, 2003, there were approximately 40 registered holders of the Company’s Common Stock.

©.

Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s financial statements and the notes thereto.

There is a negative working capital balance of $1,080,523, (2002 - $956,532) a significant portion, which is owed to related parties, all of whom have a vested interest in ensuring the Company’s continued existence.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations and Deficit during the 2003 year showing material increase or decrease over 2002 were:  (1) Interest of $22,067, (2002 - $19,711) related to carrying costs of debt; bonuses and interest paid to third party investors on Contracts Payable, originally maturing December 31, 2000 and December 31, 2001;  (2) Management Salaries $99,000, (2002 - $90,000) reflecting the addition of a management contract with the new President which was effective November 1, 2003; (3) Office and Administrative $7,383 (2002 - $2,941) and Professional Fees $9,612 (2002 – 4,923) both caused by the additional costs incurred during the preparation and follow through of the re-organization plan.  During 2003 there was a relinquishment of debt in the amount of $14,071, reflected in the Statement of Operations and Deficit as Expense Recoveries with no similar transaction occurring during the previous period.

The Company actively carried out the actions to design, present to the shareholders, and subsequently implement a plan of re-organization and has not incurred new debt other than that due to shareholders, Officers and/or Directors, or existing debtors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Chartered Accountants

F-2

Balance Sheet

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

NAPTAU GOLD CORPORATION

FINANCIAL STATEMENTS

(expressed in United States dollars)

Years ended December 31, 2003, 2002 and 2001

G. Ross McDonald*

Chartered Accountant

*Denotes incorporated professional

Suite 1402, 543 Granville Street

Vancouver, B.C.  V6C 1X8

Tel:   (604) 685-8646

Fax:  (604) 684-6334

AUDITOR’S REPORT

TO THE SHAREHOLDERS OF NAPTAU GOLD CORPORATION

I have audited the balance sheets of Naptau Gold Corporation as at December 31, 2003 and 2002 and the statements of operations and deficit and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and the cash flows for the years ended December 31, 2003, 2002 and 2001 in accordance with generally accepted accounting principles in the United States.

 “G. Ross McDonald” (signed)

G. Ross McDonald

Chartered Accountant

Vancouver, Canada

March 25, 2004

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S.

REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at December 31, 2003 and as described in Note 1 to the financial statements.  My report to the shareholders dated March 25, 2004 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors’ report when the uncertainties are adequately disclosed in the financial statements.

“G. Ross McDonald” (signed)

G. Ross McDonald

Chartered Accountant

Vancouver, Canada

March 25, 2004

NAPTAU GOLD CORPORATION BALANCE SHEETS (expressed in United States dollars) December 31, 2003 and 2002
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$32	$98
Prepaid expense	3,525	-
	$3,557	$98
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 3(c))	$808,184	$693,410
Contracts payable (Note 3(a))	144,353	131,291
Loans payable (Note 3(b))	-	61,021
Loans payable to related parties (Note 3(c))	131,543	70,908
	1,084,080	956,630
SHAREHOLDERS’ DEFICIENCY
CAPITAL STOCK (Note 5)
Authorized -
5,000,000 preferred shares with a par value $0.001 per share
500,000,000 common shares with a par value $0.001 per share
Issued and outstanding -
6,133,500 common shares	6,134	6,134
ADDITIONAL PAID-IN CAPITAL	1,582,105	1,582,105
DEFICIT	(2,668,762)	(2,544,771)
	(1,080,523)	(956,532)
Continuing operations (Note 1)
Commitments and contingencies (Note 5)
	$3,557	$98

APPROVED BY THE DIRECTORS “E.D. Renyk” (signed)
Director “Larry Fix” (signed)
Director

NAPTAU GOLD CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(expressed in United States Dollars)

For the Years Ended December 31, 2003, 2002 and 2001

NAPTAU GOLD CORPORATION STATEMENTS OF OPERATIONS AND DEFICIT (expressed in United States Dollars) For the Years Ended December 31, 2003, 2002 and 2001
	2003	2002	2001
EXPENSES
Interest and financing costs	$22,067	$19,711	$21,810
Management salary (Note 6)	99,000	90,000	90,000
Office and administrative	7,383	2,941	3,729
Professional fees	9,612	4,923	5,563
Expense recoveries	(14,071)	-	(41,263)

LOSS FOR THE YEAR	(123,991)	(117,575)	(79,838)

DEFICIT, BEGINNING OF YEAR	(2,544,771)	(2,427,196)	(2,347,358)

DEFICIT, END OF YEAR	$(2,668,762)	$(2544,771)	$(2,427,196)

LOSS PER SHARE	$(0.02)	$(0.02)	$(0.01)

NAPTAU GOLD CORPORATION STATEMENTS OF CASH FLOWS (expressed in United States Dollars) For the Years Ended December 31, 2003, 2002 and 2001
	2003	2002	2001
OPERATING ACTIVITIES
Income (loss) for the year	$(123,991)	$(117,575)	$	(79,838)
Adjustments to reconcile loss for the year to net cash from (used in) operating activities:
Non-cash operating expenses (Note 8)	-	200		-
Increase in prepaid expenses	3,525	-		-
Increase in accounts payable and accrued liabilities	114,774	89,405		47,875
Net cash used in operating activities	(12,742)	(27,970)		(31,963)
FINANCING ACTIVITIES
Contracts payable	13,062	19,711		21,810
Loans payable	(61,021)	-		-
Loans payable to related parties	60,635	8,025		10,401

Net cash from financing activities	12,676	27,736		32,211

INCREASE (DECREASE) IN CASH	(66)	(234)		248

CASH, BEGINNING OF YEAR	98	332		84

CASH, END OF YEAR	$32	$98		$332
Supplementary cash flow information (Note 7)

1.

CONTINUING OPERATIONS

Naptau Gold Corporation (the “Company”) was formed under the laws of the State of Delaware on January 8, 1988.  The Company’s principal business activity is the exploration and development of mineral properties.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern.  At December 31, 2003 the Company had a working capital deficiency in excess of $1,085,000 (2002- $949,000) and has a shareholders’ deficiency of approximately $1,085,000 (2002- $949,000).  The Company’s continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

On September 2, 2003 a proposal for the re-organization of the Company was mailed to stockholders of the Company. The proposed re-organization consists in general of the following:

a.

Increase of the authorized capital stock for common shares to 500,000,000.

b.

Inclusion of a three-year capital stock Anti-Rollback Provision in the Company’s minutes.

c.

Inclusion of a three-year capital stock Anti-Dilution Provision in the Company’s minutes.

d.

To issue 5,927,060 common shares in to settle $302,327 of outstanding debts.

e.

To issue 39,000,000 shares of common stock the president of the Company as an inducement.

f.

Appoint two new directors to the Board of Directors.

g.

To Issue 14,550,000 to settle $727,500 of outstanding salary owed to Secretary and the former president of the Company.

As of September 24, 2003 the re-organization proposal received the required stockholder consent.

The increase in the authorized capital stock for common shares became effective October 30, 2003.

The issue of the stock will result in a change in control of the Company.  This has not yet been undertaken

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

1.

SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)       Mineral properties (continued)

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

(d)

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting

(e)

Financial instruments:

With the exception of amounts due to related parties, as at December 31, 2003, 2002 and 2001, in all material respects the carrying amounts for the Company’s financial instruments approximated fair value due to the short- term nature of these financial instruments.  The Company is unable to determine the fair value of the amounts due to related parties with sufficient reliability. Accordingly, information on the characteristics of these balances is described in Notes 4 and 5.

2.

LOANS AND CONTRACTS PAYABLE

(a)

Contracts Payable

The Company entered into two agreements to deliver 300 ounces of raw placer gold by October 31, 1999 in consideration for advances of $66,000 received by the Company. The Company was unable to deliver the gold against these contracts and obtained extensions of time for repayment of principal plus accrued interest or delivery of gold until March 31, 2003 in respect of $88,450 and to June 30, 2003 in respect of $49,268. These contracts were not concluded by their respective extension dates and the $49,268 contract has, as of the date of these financial statements, continued on a month-to-month basis under the same terms as in effect at June 30, 2003.  The other contract was sold by the holder to a third party and the value fixed at $95,085. The holders of the debts have made formal demands for payment of their respective debts. A third party notified the Company that it holds a secured position relating to the debt of $95,085 and is seeking treble damages in the amount of $285,253.  In the opinion of management the claim is unenforceable and will be defended.

The Company is in the process of concluding a Plan of Re-Organization (Note 1) which authorized the Company to settle the $95,085 debt and $46,590 of the $49,268 debt by the exchange for common shares.

3.

LOANS AND CONTRACTS PAYABLE (continued)

(a)

Accounts and Loans Payable

Loans payable are non-interest bearing and have no specific term for repayment.  Under the Plan of Re-Organization $22,700 included in accounts payable is proposed to be settled by exchange for common shares.

(c)

Loans Payable to Related Parties

Loans payable to related parties consist of amounts received from directors and officers, are non-interest bearing and have no specific terms of repayment.  Under the Plan of Re-Organization $128,973 is proposed to be settled by exchange for common shares.

At December 31, 2003, accounts payable and accrued liabilities include accruals totalling $778,500 (2002 - $675,000) for salaries to a director and officer pursuant to an employment agreement (Note 5), which are included in management salary expense for the period.  Under the Plan of Re-Organization $727,500 is proposed to be settled by exchange for common shares.

4.

CAPITAL STOCK

(a)

Issued:

The continuity of the Company’s issued and outstanding capital stock and additional paid-in capital is as follows:

	Common Shares		Additional
			Paid-in
	Number	Amount	Capital	Total
Balance, December 31, 1999, 2000, and 2001	5,933,500	5,934	1,582,105	1,588,039
Common stock issued pursuant to a Stock Grant program dated June 30, 1995	200,000	200	-	-

Balance, December 31, 2002 and 2003	6,133,500	$6,134	$1,582,105	$1,588,039

4.

CAPITAL STOCK (continued)

(b)

Stock option plan and stock grant program:

In June 1995 the Company adopted a non-qualified stock option plan and a stock grant program with the following provisions:

(i)

Stock option plan:

The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and consultants of the Company and affiliates.  Under this plan, no employee may receive more than 100,000 stock options.  Options are non-transferable and expire if not exercised within two years.  The options may not be exercised by the employee until after the completion of two years of employment with the Company.  The options are issuable to officers, key employees and consultants in such amounts and prices as determined by the Board of Directors.  During the year December 31, 2000 the Company granted stock options to directors and employees to acquire up to 300,000 common shares at $0.05 per share on or before May 18, 2002.  These options expired in 2002.

(ii)

Stock grant program:

The Company has reserved 300,000 shares of its authorized common stock for issuance to key employees and directors.  Under this plan, no employees may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity, which would be considered in competition with the Company’s business.  If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company.  The shares issued under the program are non-transferable for two years.    During the year ended December 31, 2000 the Company authorized the issue of 200,000 common shares to directors and employees which were issued from treasury on April 05, 2002.

5.

COMMITMENTS

On June 30, 1995, the Company entered into a five-year employment agreement with the President of the Company that provides for a salary of $7,500 per month beginning July 1, 1995 (plus a cost of living adjustment to be made on the first day of each calendar year).  The contract expired June 30, 2000 with the agreement that the President of the Company continue with his duties and responsibilities at the same salary and terms as exist in the expired contract until such time as a new contact is authorized by the Board of Directors.  On October 1, 2003 as part of the Plan of Re-Organization (Note 1) the existing President resigned and assumed the duties of Secretary at the same salary with an understanding that upon the completion of the Plan of Re-Organization a new contract would be negotiated.

On October 1, 2003 the Company appointed a new President and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $4,500 per month beginning November 1, 2003 for a minimum term of five years.

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

7.

SUPPLEMENTARY CASH FLOW INFORMATION

The following non-cash operating, financing and investing activities occurred during the year:

	Year ended December 31,
	2003	2002	2001
Non – cash operating costs – stock grant (Note5(b)(ii))	$-	$200	$-

The Company did not pay any interest or income taxes during the years ended December 31, 2003, 2002 and 2001.

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

ITEM 8A.  CONTROLS AND PROCEDURES

The Company’s president and secretary act respectively as the Company’s chief executive officer and chief financial officer and are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of December 31, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluations as of December 31, 2003, the chief executive officer and chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	POSITIONS HELD WITH THE CORPORATION
Dr. J. Greig	Director, President & Chief Executive Officer
Edward D. Renyk	Director, Secretary/Treasurer & Chief Financial Officer
Ludwig Stromeyer	Director, Vice President Marketing
Larry Fix	Director

J. Greig. Dr. Greig assumed the position as President October 1, 2003 and was subsequently appointed Chief Executive Officer of the Company.  He has an extensive history in developing and operating his own businesses, has been a featured speaker on CNBC, CNN, Moneyline and MSNBC as well as a regular guest on various financial radio programs. He has lectured extensively at financial workshops, seminars and trade shows as well as being quoted in the Wall Street Journal, Barrons and Investors Business Daily and published in Forbes, Fortune and many trade magazines.  His Curriculum, Curriculum Vita and Vitae can be viewed in more detail in Exhibit 2.1 previously filed.

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

Ludwig Stromeyer.  Mr. Stromeyer brings many years of experience in marketing, real estate development and related financing and gives the Company the knowledge of and exposure to the overseas business community.

John Lawrence Fix. Mr. Fix served as Secretary to the Company from May 18th, 2000 to September 30, 2003.  Mr. Fix has a rounded educational background and hands on business experience in the following industries: farming, sawmill operations, oilfield construction and road building, oil field servicing, motel management, mining including related experience in promoting, staking, overburden removal and has filled the positions of Chief Flying Instructor, Charter Pilot, Certified Aircraft Engineer, aircraft accident and insurance adjusting and investigation, international brokerage of goods as well as founding and/or operation his own businesses such as Shirley Air Services Limited, Lower Mainland Security World which included the computerization of homes utilizing the Smart House technology.  He also has extensive holdings in property with the related experience of managing multi-unit rental properties.  He believes “all fields of endeavor are money making opportunities if you keep your eye on the ball but that the trip is not complete until the profit is in the Bank”.  Mr. Fix brings to the Board of Naptau his analytical abilities and the drive and determination to bring a project to a successful conclusion.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2001, 2002 and 2003 ("fiscal years") payable/paid to Mr. Greig, the Company’s President, Mr. Renyk, the Company's Secretary and former President, and for 2002 to Mr. Fix, the Company’s previous Secretary.  No other officer received any compensation from the Company in these fiscal years.

SUMMARY COMPENSATION TABLE

			Long-Term Compensation Awards
Name	Year	Salary (1)	Restricted Stock (3)	All Other Compensation
J. Greig (2)	2003	$9,000	--	--
Edward Renyk (1)	2001 2002 2003	$90,000 $90,000 $90,000	-- -- $75.00	-- -- --
Larry Fix	2002	--	$50.00	--

1.

On June 30, 1995, the Company entered into a five-year employment agreement with the then President of the Company that provided for a salary of $7,500 per month beginning July 1, 1995.  The agreement expired as of June 30, 2000 and it was agreed that Mr. Renyk continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract was negotiated.  On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re-organization plan at which time a new contract will be negotiated.

2.

On October 1, 2003 the Company appointed a new President and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $4,500 per month beginning November 1, 2003 for a minimum term of five years.

3.

Stock Options

In 2000 the Company granted 300,000 stock options under the Plan.  These options expired, unexercised in 2002.

4.

Stock Grants

On April 5, 2002 the Company issued from treasury 200,000 common shares under the Stock Grant Program established June 30, 1995.  The cost of the issue was recorded at the common stock’s par value of $0.001 per share and reported in the Office and Administrative expenses shown on the Statements of Operations and Deficit.  The average trading sale price of the stock over the preceding 60 days prior to their issue was $0.03 per common share.

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

On May 18, 2000 the Company’s shares traded on the OTC Bulletin Board at $0.055 on a volume of 43,500 shares.  These options were not exercised and expired in 2002.

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

On May 18th, 2000, under the Stock Grant Program (1) established June 30, 1995, the Company authorized and on April 5, 2002 issued common stock as follows:

Larry Fix

50,000 common shares at par value of $0.001 per share

Lloyd Mear

75,000 common shares at par value of $0.001 per share

Edward Renyk

75,000 common shares at par value of $0.001 per share

 (1)

Incorporated by reference to the Company’s Form 10-SB, Commission File No. 0-25786.

Board Compensation

The Board, from time to time, is authorized to establish compensation for the Directors, but none has been set at this date. All of the directors are reimbursed for their expenses incurred in connection with their attendance at Board of Directors meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2004, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name	Number of Shares owned (1)	Percentage of Shares Owned (2)

Noble Metal Group Incorporated (3) 801-409 Granville Street, Vancouver, BC, Canada V6C 1T2	1,941,000	31.65%

Edward D. Renyk 5391 Blundell Rd., Richmond, BC, Canada V7C 1H3 Director, Secretary & Chief Financial Officer	415,000	6.77%

John J. McIntyre McIntyre Winteringham 1501 - 543 Granville St., Vancouver, BC, Canada V6C 1X8	390,000	6.36%

Larry Fix 7260 Heather Street, Richmond, BC, Canada V6Y 2P6 Director, Secretary	50,000	--
Officers and Directors as a Group (2 persons)	465,000	10.11%

 --

Less than 1%

(1)

Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(1)

Based upon 6,133,500 shares of Common Stock outstanding on December 31, 2003.

(3)

Noble Metal Group Incorporated is a corporation publicly traded on the Canadian TSX Venture Exchange. Information extracted from public web sites pertaining to Noble on March 27, 2004 shows the authorized capital as 100,000,000 shares without par value, of which 46,235,119 were issued and outstanding. Known owner(s) of 5% or more of the outstanding share capital extracted from the same sites was Dorothy Dennis who held 6,488,047 shares as of September 30, 2003 representing 14%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

(a)

Exhibits

2.1

Presentation to the Stock Holders (3)

2.2

Amended Presentation to the Stock Holders (4)

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

10.19

Recission and Release Agreement between the Company and Noble Metal Group Incorporated effective December 31, 1999 (2)

10.20

Release Agreement between the Company and Dorothy Dennis dated the 17th day of February, 2000 (2)

16.1

Letter of former Accountant (2)

24.1

Consent of W.G.T. Consultants Ltd. (1)

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2 (Attached)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2 (Attached)

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20 (Attached)

------------

(1)

Incorporated by reference to the Company's Form 10-SB, Commission File No. 0-25786

(2)

Incorporated by reference to the Company's Form 10-KSB, Commission FPA Code No. 1005477-00 007923

(3)

Incorporated by reference to the Company's Form 10-QSB, Accession Number:0001169232-03-005124

(4)

Incorporated by reference to the Company's Form 10-QSB, Accession Number:0001137171-03-000573

(a)

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate  fees  billed  by  G. Ross McDonald Chartered Accountant  for professional  services  for  the  audit  of  the  Company's  annual  financial statements included in the Company's Form 10-QSB were  $3,260  (2002  -  $6,700).

(2)

Audit-Related Fees

The aggregate fees billed to the Company for assurance and related services that  are  reasonably  related  to the performance of the audit or review of the Company's  financial  statements  and are not reported under audit fees by G. Ross McDonald Chartered Accountant for fiscal 2003 were $ 0 (2002 - $0).

(3)

Tax fees

The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by G. Ross McDonald Chartered Accountant for fiscal 2003 were $ 0 (2002 - -  $0).

(4)

All Other  Fees

The aggregate fees billed to the Company for products and services by G. Ross McDonald Chartered Accountant for fiscal 2003 were $ 0 (2002 - $0).

(1)

Audit  Committee’s Pre-approved Policies and Procedures

The Board of Directors has not yet constituted an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004

                                    NAPTAU GOLD CORPORATION

                                    (Registrant)

                                    By: /s/ Edward D. Renyk

                                       -----------------------

                                    Edward D. Renyk, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature

Title

Date

  ------------

------

------

/s/ J. Greig

President, Director and

March 26, 2004

---------------------------

Chief Executive Officer

J. Greig

/s/ Edward D. Renyk

Secretary, Director and

March 26, 2004

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Larry Fix

Director

March 26, 2004

--------------------------

Larry Fix

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

Date: March 26, 2004

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

Date: March 26, 2004

By:

/s/ Edward Renyk

Edward Renyk

Chief Accounting Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the quarterly period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward D. Renyk, Chief Executive Officer and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period covered by the Report.

Date: March 26, 2004

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