Form 10QSB
period 2004-03-31
NAPTAU GOLD CORP
filed 2004-05-13
CIK 949268

=====================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

5391 Blundell Road

Richmond BC

Canada V7C 1H3

-----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,060,560 shares of Common Stock, $.001 par value, were outstanding, as of April 30, 2004.

Transitional Small Business Disclosure Format (check one):           Yes |_|  No |X|

====================================================================================

Form 10-QSB

                                      INDEX

                                                                         Page

                                                                        Number

Item 3. Defaults under Senior Securities...................................

  7

Item 4. Submission of Matters to a Vote of Security Holders................

  7

Item 5. Other Information..................................................

  7

        SIGNATURES.........................................................  8

Item 6. Exhibits and reports on Form 8-K...................................

  9

Exhibit 1

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

Balance Sheets

(expressed in United States dollars)

                                             March 31, 2004   March 31, 2003

                                             --------------   ---------------

Assets

Current assets

   Cash

$       55      $        71

Prepaid expenses

3,525

                                                -----------      -----------

$    3,580      $        71

                                                ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable and accrued liabilities

$   833,386      $   723,072

   Loans payable                                    241,792          197,235

   Loans payable to related parties

                 38,116           75,424

                                                -----------      -----------

$ 1,113,294      $   995,731

Shareholders' equity

   Capital stock

      Authorized:

         5,000,000 preferred shares with a par

            value of $0.001 per share

         20,000,000 common shares with a par

            value of $0.001 per share

   Issued and outstanding:

     6,133,500 common shares

                  6,134            6,134

   Additional paid-in capital

                  1,582,105        1,582,105

   Deficit

                   (2,697,953)      (2,583,899)

                                                -----------      -----------

$(1,109,714)     $(995,660)

                                                -----------      -----------

$     3,580      $        71

                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit

(expressed in United States dollars)

Three Months Ended

Mar 31, 2004

Mar 31, 2003

------------

------------

Expenses:

Interest and financing

   $

        --

14,997

Management salary

24,750

22,500

Professional fees

3,790

 1,165

Office and administrative

1,208

    466

------------

------------

Loss for the period

(29,748)

(39,128)

Deficit, beginning of period

(2,668,205)

(2,544,771)

-------------

------------

Deficit, end of period

$

(2,697,953)

(2,583,899)

============

===========

Loss per share

$     (0.005)

(0.006)

============

===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Cash Flows

(expressed in United States dollars)

Three Months Ended

Mar 31, 2004

Mar 31, 2003

------------

-----------

Cash generated from (used in):

Operations:

Loss for the period

$

(29,748)

(39,128)

Changes in non-cash

operating working capital:

   Accounts payable and

 accrued liabilities

28,461

29,662

------------

-----------

(1,287)

(9,466)

Financing:

Contracts payable

    --

 4,924

Loans payable to

related parties

1,310

  4,513

------------

-----------

 1,310

   9,440

------------

-----------

Increase in cash

     23

(26)

Cash, beginning of period

    32

   97

------------

-----------

Cash, end of period

   55

   71

============

===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Notes to Financial Statements

March 31, 2004

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

      The financial statements presented herein as of March 31, 2004 and for the three month periods ending March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

      Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At March 31, 2004, the Company had a working capital deficiency of approximately $1,080,000, a significant portion of which is due to related parties.  Under the reorganization plan in progress the Company proposes to settle up to $296,353 of shareholder and trade account debt in exchange for 5,927,060 common shares.  In addition approval was received to settle $727,500 of accumulated compensation to the previous President by the issue under Form S-8 of 14,550,000 common shares.  The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

With the re-organization of the Company we are expanding to areas of interest in addition to the historical mineral exploration activities carried on in the past.  Naptau’s management has identified potential opportunities in the hospitality, real estate and hotel sectors of the economy as well as new opportunities related to the acquisition and development of projects related to the base metal sectors of the mining industry.  Many sectors in these areas show short term weaknesses caused by catastrophic events of the recent past.  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

 (b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

No changes to securities were made during this reporting period.

Item 3.  Defaults upon Senior Securities

There were no changes to the status of the Senior Securities during this period.

         Subsequent to June 30, 2003 the Company is in default of principal and accrued interest on Contracts Payable of $144,353 originally due June 30, 2003.  No costs related to accrued interest on these accounts for the Quarter have been provided for in the Operating Statement.  These outstanding Contracts are proposed for settlement by exchange of shares under the Re-Organization Plan in progress.

Item 4.  Submission of Matters to a Vote of Security Holders

None during this reporting period.

Item 5.  Other Information

Subsequent to the end of this reporting period, in order to provide the information required to conclude documentation required pursuant to the Re-organization Plan in progress, on April 26, 2004, the Company issued Share Certificates for 49,927,060 common shares.  These shares are presently held pending completion of related documentation required to meet the conditions of the approved Re-organization Plan.

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

Dated: May 12, 2004

By: Dr. J. Greig, Ph.D.

President and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: May 12, 2004

By: Edward D. Renyk, CA

                                          Secretary and

                                          Principal Accounting Officer

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

* 1 – Amended Presentation to the Stock Holders for a Consent Vote

31 & 32 – Certification

b)

During the quarter for which this report is filed the Company did not file any reports on Form 8-K

*

Incorporated by reference to Company’s Form 10Q-SB filed November 10, 2003 Number 0001137171-03-000573

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

Date: May 12, 2004

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

Date: May 12, 2004

By:

/s/ Edward RENYK

Edward Renyk

Chief Accounting Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the quarterly period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, J. Greig, Chief Executive Officer and Edward D. Renyk, Chief Financial Officer of the Company, certify, to the best of our knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period covered by the Report.

Date: March 12, 2004

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