Form 10QSB
period 2004-06-30
NAPTAU GOLD CORP
filed 2004-08-16
CIK 949268

=====================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended June 30, 2004

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

-----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,060,560 shares of Common Stock, $.001 par value, were outstanding, as of August 12, 2004.

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

  7

Item 4. Submission of Matters to a Vote of Security Holders

  7

Item 5. Other Information

  7

        SIGNATURES.........................................................  8

Item 6. Exhibits and reports on Form 8-K

  9

        Exhibits

Exhibits 31 & 32 - CERTIFICATION

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

Balance Sheets

(expressed in United States dollars)

                                             June 30, 2004    June 30, 2003

                                             --------------   ----------------

Assets

Current assets

   Cash                                         $        67      $        75

   Prepaid expense

3,525

--

                                                -----------      -----------

                                                $     3,592      $        75

                                                ===========      ===========

Liabilities and Shareholders' Equity

Current liabilities:

   Accounts payable and accrued liabilities     $   582,175      $   746,468

   Loans payable                                      2,894          188,089

   Loans payable to related parties                   7,858           77,992

                                                -----------      -----------

                                                $   592,927      $ 1,012,549

Shareholders' equity

   Capital stock

      Authorized:

         5,000,000 preferred shares with a par

            value of $0.001 per share

         500,000,000 common shares with a par

            value of $0.001 per share

   Issued and outstanding:

     56,060,560 common shares                        56,058            6,134

   Additional paid-in capital                     2,117,534        1,582,105

   Deficit                                       (2,762,927)      (2,600,713)

                                                -----------      -----------

                                                $(589,335)     $(1,012,474)

                                                -----------      -----------

                                                $     3,592      $        75

                                                ===========      ===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit

(expressed in United States dollars)

Six Months Ended

Three months Ended

Jun 30, 2004

Jun 30, 2003

Jun 30, 2004

Jun 30, 2003

------------

-----------

-----------

-------------

Expenses:

Interest and financing

    --

18,852

   --

 4,924

Management salary

49,500

45,000

24,750

22,500

Professional fees

3,890

 2,061

2,802

  896

Office and administrative

2,332

  4,099

1,123

2,564

Incentive stock issue

39,000

 --

39,000

 --

Expense recoveries

(       --)

(14,071)

(       --)

(14,071)

------------

-----------

------------

------------

Loss for the period

(94,722)

(55,941)

(67,675)

(16,813)

Deficit, beginning of period

(2,668,205)

(2,544,772)

(2,695,252)

(2,583,900)

------------

-----------

------------

------------

Deficit, end of period

(2,762,927)

(2,600,713)

(2,762,927)

(2,600,713)

============

===========

============

============

Loss per share

$  (0.002)

(0.009)

(0.001)

(0.003)

============

===========

============

============

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Cash Flows

(expressed in United States dollars)

Six Months Ended

Three Months Ended

Jun 30, 2004

Jun 30, 2003

Jun 30, 2004

Jun 30, 2003

------------

------------

------------

------------

Cash generated from (used in):

Operations:

Loss for the period

$

(94,722)

(55,941)

(67,675)

(16,813)

Add items not involving cash:

Stock grant program expenses

--

 --

 --

 --

Changes in non-cash

operating working capital:

   Accounts payable and

 accrued liabilities

(226,010)

53,058

(248,510)

23,396

------------

------------

------------

------------

(320,732)

(2,883)

(316,185)

    6,583

Financing:

Contracts payable

 (235,639)

 (   4,224

(238,898)

(9,174)

Loans payable to

related parties

(28,947)

7,087

(30,258)

2,568

Capital stock issues

585,353

585,353

------------

------------

------------

-----------

320,767

     2,860

316,197

(6,579)

------------

----------

------------

-----------

Increase in cash

     35

(23)

12

     4

Cash, beginning of period

   32

   98

   55

   71

------------

----------

------------

-----------

Cash, end of period

 67

 75

 67

 75

============

==========

===========

===========

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Notes to Financial Statements

June 30, 2004

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

      The Company's principal business activity was the exploration and development of mineral properties and is presently engaged in researching, independently or jointly, opportunities in these and related areas.

      The financial statements presented herein as of June 30, 2004 and for the six month periods ending June 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

      Results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At June 30, 2004, the Company had a working capital deficiency of approximately $589,000, a significant portion of which is due to related parties.  Under the approved Re-organization Plan $455,000 of this amount has been approved for settlement through the issue of an additional 9,500,000 S-8 common shares.  Form S-8 for 9,000,000 of this amount was filed (Exhibit S-8).  It is the intention of the Company to file for the additional issue of the 500,000 when required.  The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

                                          5

Item 2. Plan of Operation

With the re-organization of the Company we are expanding our areas of interest. In addition to examining new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry, Naptau’s management continues to pursue potential opportunities in the hospitality, real estate and hotel sectors of the economy.  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

On April 26, 2004, pursuant to the approved Re-Organization dated August 2004, the Company issued and forwarded to the Trustee on behalf of the recipients, per the conditions of the Re-Organization Plan, the following common shares:

Non-registered:

5,927,060 shares in settlement of $296,353 of debt;

39,000,000 shares as inducement to the President to enter a five year employment and management contract with the Company;

Registered pursuant to a Registration Statement on Form S-8:

5,000,000 shares, out of a total of 14,000,000 designated in the Form S-8, in settlement of $250,000 out of a total of $705,000 in accrued outstanding compensation.  It is the intention of the Company to release the balance of the shares from time to time as requested by the designated recipient.

Item 3.  Defaults upon Senior Securities

         Subsequent to June 30, 2003 the Company was in default of principal and accrued interest on Contracts Payable of $141,139 due June 30, 2003.  The debt related to this default was settled by the issue of common shares referred to in Item 2 above.

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

Dated: August 13, 2004

By: Dr. J. Greig, Ph.D.

President and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: August 13, 2004

By: Edward D. Renyk, CA

                                          Secretary and

                                          Principal Accounting Officer

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

* S-8

31 & 32 - Certification

b)

During the quarter for which this report is filed the Company did not file any reports on Form 8-K

* Incorporated by reference to Company’s Form S-8 filed 2004-04-20 Number 0001137171-04-00481

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

Date: August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

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