Form 10QSB
period 2004-09-30
NAPTAU GOLD CORP
filed 2004-11-15
CIK 949268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended September 30, 2004

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

-----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,060,560 shares of Common Stock, $.001 par value, were outstanding, as of October 31, 2004

Transitional Small Business Disclosure Format (check one):           Yes |_|  No |X|

Form 10-QSB

                                      INDEX

                                                                         Page

                                                                        Number

Item 3. Defaults under Senior Securities

  6

Item 4. Submission of Matters to a Vote of Security Holders

  6

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

Balance Sheets

(expressed in United States dollars)

	Sept 30, 2004	Sept 30, 2003

Assets
Current assets
Cash	$489	$3
Prepaid expenses	2,047	--
	$2,536	$3
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$608,315	$768,050
Loans payable	3,999	193,013
Loans payable to related parties	10,423	81,376
	$622,737	$1,042,439
Shareholders' equity
Capital stock
Authorized:
5,000,000 preferred shares with a par value of $0.001 per share
20,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
5,933,500 common shares	56,058	6,134
Additional paid-in capital	2,117,534	1,582,105
Deficit	(2,793,793)	(2,630,436)
	$(620,201)	$(1,042,436)
	$2,536	$3

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Operations and Deficit

(expressed in United States dollars)

	Nine Months Ended		Three months Ended
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003

Expenses:

Interest and financing	1,106	23,777	1,106	4,924

Management salary	113,250	67,500	24,750	22,500

Professional fees	7,593	3,204	3,506	1,143

Office and administrative	3,639	5,494	1,286	1,395

Loss for the period	(125,588)	(85,904)	(30,648)	(29,962)

Deficit, beginning of period	(2,668,205)	(2,544,772)	(2,763,145)	(2,600,714)

Deficit, end of period	(2,793,793)	(2,630,676)	(2,793,793)	(2,630,676)

Loss per share	$(0.002)	(0.014)	(0.0005)	(0.005)

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Statements of Cash Flows

(expressed in United States dollars)

	Nine months Ended		Three Months Ended
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003

Cash generated from (used in):

Operations:

Loss for the period	$(125,588)	(85,904)	(30,648)	(29,962)

Add items not involving cash:
Stock grant program expenses	--	--	--

Changes in non-cash operating working capital:

Prepaid expenses	1,478	--	1,478	--

Accounts payable and accrued liabilities	(199,870)	74,640	26,140	21,582
	(323,980)	(11,264)	(3,030)	(8,380)
Financing:

Contracts payable	(234,534)	701	1,105	4,924

Loans payable to related parties	(26,382)	10,468	2,365	3,384

Capital stock issues	585,353	--
	324,437	(95)	(3,470)	8,308
Increase in cash	457	(95)	440	(72)

Cash, beginning of period	32	98	49	75

Cash, end of period	489	3	489	3

See accompanying notes to financial statements.

NAPTAU GOLD CORPORATION

Notes to Financial Statements

September 30,2004

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

      The financial statements presented herein as of September 30, 2004 and for the nine month periods ending September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles.

      Results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern. At September 30, 2004, the Company had a working capital deficiency of approximately $620,201 a significant portion of which is due to related parties.  Under the approved Re-organization plan $455,000 of this amount has been approved for settlement through the issue of an additional 9,500,000 common shares.  Form S-8 for 9,000,000 of this amount was filed (Exhibit S-8).  It is the intention of the Company to file for the additional issue of the 500,000 when required.  The Company's continuing operations and the ability of the Company to discharge its liabilities are dependent upon the continued financial support of its related parties and the ability of the Company to obtain the necessary financing to meet its liabilities as they come due.

Item 2. Plan of Operation

With the re-organization of the Company we are expanding our areas of interest. In addition to examining new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry, Naptau’s management continues to pursue potential opportunities in the hospitality, real estate and hotel sectors of the economy which will be aided by the extensive background in this area that the incoming President, Loren Miller, brings to the management team .  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

a)

Effective November 1, 2004 Dr. Greig resigned as President and Loren Miller was appointed to the vacant position pursuant to the Management Contract attached hereto as Exhibit 2.

b)

Dr. Greig continues in his position as CEO and Chairman.

c)

Mr. Renyk continues his duties as Treasurer to the Company.  The Officers of the Company are:

1.

CEO and Chairman

Dr. J. Greig, Ph.D.

2.

President

Loren Miller

3.

Secretary/Treasurer and CFO

E. D. Renyk, C.A.

4.

Vice President of Marketing

L. Stromeyer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAPTAU GOLD CORPORATION

                                          /s/ J. Greig

                                          ---------------------------------

Dated: November 12, 2004                  By: Dr. J. Greig, Ph.D.

                                          CEO and Principal Executive Officer

                                          /s/ Edward D. Renyk

                                          ---------------------------------

Dated: November 12, 2004                  By: Edward D. Renyk, CA

                                          Secretary and

                                          Principal Accounting Officer

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

*1

S-8

 2

Management Contract

31 & 32 - Certification

b)

During the quarter for which this report is filed the Company did not file any reports on Form 8-K

*

Incorporated by reference to Company’s Form S-8 filed 2004-04-20 Number 0001137171-04-00481

EXHIBIT 2

MANAGEMENT CONTRACT

THIS AGREEMENT is made and entered into this 1st day of November, 2004, by and between NAPTAU GOLD CORPORATION, a Delaware corporation ("Employer"), and Loren C. Miller ("Employee").

1. RECITALS

A.

WHEREAS, the Employer is a duly licensed and operating corporation in the State of Delaware.

B.

WHEREAS, the Employer has recently undergone a reorganization and wishes to retain the Employee as the President of the Employer.

C.

WHEREAS, the parties wish to formalize their Agreement in writing at this time upon the terms and conditions set forth herein.

2. AGREEMENT

Section 1.

Relationship of the Parties.  The parties intend that an Employer/Employee relationship will be created between the parties by this Agreement.

Section 2.

Term.  The term of this Agreement shall begin on November 1, 2004 (“Effective Date”) and shall continue for two years.  At the end of the two year period, the parties, at their option, may elect to continue their relationship for an additional one year period upon such terms and conditions to be negotiated at the time of such extension; provided, however, that after such one year period this Agreement may be terminated by either party upon ninety days written notice to the other party.  Upon termination of this Agreement, the Employee shall immediately return to the Employer all Employer’s records, and other property or documentation related to the business of the Employer.  Upon termination of this Agreement, the Employer shall pay to the Employee, the Employee’s salary earned to the date of termination.  No payments of any benefits, including, but not limited to, sick leave or vacation pay that might be provided by the Employer shall be required upon termination unless such payment was agreed to in writing and signed by the Employer prior to termination.

Section 3.

Duties.  The Employee shall serve as the President of the Employer, with such duties as are customarily associated with such position.

Section 4.

Further Duties.  The Employee shall render and devote sufficient time, attention and effort to the Employer’s business and to further render such services as may be assigned from time to time by the Employer which relate to the business of the Employer.  The Employee further agrees to conduct himself at all times in a businesslike manner to the best interests of the Employer’s business and shall not be employed by any other person or entity which is a competitor during the term of this Agreement without the specific written approval of the Employer’s Board of Directors. Furthermore, the Employee will not directly or indirectly engage or participate in any activities while employed with the Employer that would conflict with the best interests of the Employer. The Employee shall at all times faithfully and to the best of his ability perform his duties under this Agreement.  The duties under this Agreement shall be rendered at such other place or places and at such times as the needs of the Employer may from time-to-time dictate.

Section 5.

Compensation.

5.1

Base Compensation.  The Employee shall receive a base salary of Twelve Thousand Dollars ($12,000.00) per year.  The compensation the Employee shall receive for services rendered shall be paid on a monthly basis to the Employee subject to all federal and state withholding taxes and any deductions authorized by the Employee.  At the Employees option, the Employee can elect to receive common stock in lieu of cash. Such option shall be agreed to by the employer and such payment shall be made at the bid average of the stock at closing for the previous 10 day’s.

a.

Bonus.  In addition the Employee will be eligible for bonuses in common stock of the Company to be determined annually as follows: 1% of any increase in “Total Asset” value of the Company per year, as reported on the balance sheet included in the 10K-SB as filed with the Securities and Exchange Commission.  The stock quantity shall be calculated at the equivalent of 1 (One) share for each $1.00 increase in asset value.  As an example:  If the total assets on the 10K-SB balance sheet at the end of year two exceeded the total assets as reported in year one by 5 million dollars this would entitle the release of bonus common stock from treasury in the amount calculated as 1% 0f 5 million = 50,000 shares.  The number of shares and attributed  monetary value of such bonus to be equated to a dollar value based on the median “Last/Close” price of the common stock calculated over the same year/period, multiplied by the number of shares.  The maximum number of shares eligible for issue per year (The “Cap”) will be calculated at the attributed dollar amount not to exceed $150,000.00 in any calendar year.  Any amounts in excess of the Cap per annual filing period are non-accumulating.  The minimum number of shares at any release to be 5,000.  Any lesser amounts available and not released because of this restriction will be cumulative and added to the amounts released in the next annual period.

b.

Median to be defined as the middle value in a set of numbers arranged in increasing order. If there is an even number of values, then median is the average of the middle two values. For example: The median of the set {10, 12, 14, 19, 20} is 14. The median of the set {2, 3, 4, 6, 8, 9} is 5, which is the average of 4 and 6.

5.2

Expenses.  The Employee shall be entitled to recover, from the Company, his reasonable and necessary expenses incurred in the business of the Employer.  Upon the consummation of this Agreement and periodically, at the discretion of the Board of Directors, The Directors will provide the President with written guidelines on the maximum amounts the President will be entitled to recover without prior written approval of the Board.

5.3

Benefits.  In addition to the base compensation paid to the Employee pursuant to this Agreement, the Employee shall receive all of the employee benefits that the Employer provides to its full time salaried employees.

Section 6.

Termination.

6.1

For Cause.  The Employer retains the right to terminate the Employee for cause at any time by written notice to the Employee.  For purposes of this Agreement, the term “for cause” shall include, but not be limited to, the following:

a.

Misuse of alcohol or controlled substances;

b.

Failure to diligently perform the duties of employment or the directives of the Employer or the Employer’s Board of Directors;

c.

Commission of any acts constituting misrepresentation, embezzlement, theft, larceny, fraud, deception, immorality, breach of ethics, felony crime or other act tending to injure the Employer’s business, reputation or goodwill; or

d.

Breach of any fiduciary obligation that the Employee may have to the Employer or its Shareholders by virtue of the Employee’s position as an employee of the Employer; or

e.

Inability through mental or physical disability to meet his obligations to the business or shareholders of the employer.

Upon termination for cause, the Employer’s sole and exclusive obligation shall be to pay to the Employee the Employee’s salary earned to the date of termination.  The Employee shall not be entitled to any severance pay, if any, and shall not be entitled to any compensation after the date of termination. Any and all bonus or bonus schedules shall cease to be in full force and effect at the immediate point of such termination for cause.

Termination for cause shall be evidenced by a meeting of the board of directors as evidenced by a board resolution authorizing said termination for cause. Such board decision shall be delivered to employee through a written letter delivered by certified mail or signature received courier.

6.2

Upon Death.  In the event of the Employee’s death during the term of this Agreement, the Employer’s sole and exclusive obligation shall be to pay to the Employee’s spouse, if living, or to the Employee’s estate, if his spouse is not then living, the Employee’s salary earned to the date of death.  The Employee’s spouse, if living, or the Employee’s estate, if his spouse is not then living, shall not be entitled to any severance pay, if any, and shall not be entitled to any compensation after the date of death.

6.3

Disability.  The Employer may terminate the Employee’s employment upon the Employee’s disability.  For purposes of this agreement, sickness or disability (“disability”) shall be defined as the inability of the Employee to perform his usual occupational duties for the Employer, with accommodation, on a full-time basis for a period of three (3) consecutive months.  The determination of disability shall be made by the principal treating physician (“physician”) of the disabled Employee.  Upon the physician’s written determination that the disability has continued or will continue for a period of three (3) consecutive months, the Employer shall have the right to terminate the Employee immediately.  Upon termination by reason of the Employee’s disability, the Employer’s sole and exclusive obligation shall be to pay to the Employee the Employee’s salary earned to the last day before the determination of the beginning date of the disability period plus three (3) months.  The bonus under clause 5.1.a will not be available or payable for the determined disability period.  The Employee shall not be entitled to any severance pay, if any, and shall not be entitled to any compensation after the date of termination.

6.4

Transfer.  The Employer may terminate the Employee if all of the assets of the Employer are sold, transferred or otherwise disposed of, the Employer’s assets are distributed to its shareholders in liquidation, or the Employer’s operation of the business is discontinued.

6.5

Existence. The Employer may terminate the Employee if there is a termination of the existence of the Employer with the Secretary of State of the State of Delaware or any other State to which jurisdiction has been transferred, which has not been reinstated within a reasonable time period, or if the Employer is placed into a receivership or bankruptcy proceeding.

6.6

Mutual Agreement.  This Agreement may be terminated upon the mutual agreement to termination in writing signed by the Employee and the Employer. Upon termination by reason of mutual agreement, the Employer’s sole and exclusive obligation shall be to pay to the Employee the Employee’s salary and any outstanding bonus as due under 5.1.a earned to the date of termination.  The Employee shall not be entitled to any severance pay, if any, and shall not be entitled to any compensation after the date of termination.

Section 7.

Confidential Information.  The Employee acknowledges and agrees that the Employer’s records, other property or documentation related to the business of the Employer, manner of operation, plans, processes and procedures used in carrying out its business, and other similar information of confidential character concerning the business of the Employer are valuable assets of the Employer.  The Employee agrees that while he is an Employee of the Employer or after the relationship with the Employer has been terminated for a period of not less than 5 years, to not disclose any of these items to any person, firm, corporation, association or other entity or person for any reason or purpose whatsoever.  The Employee acknowledges that these matters are important, material and confidential and may greatly affect the successful operation of the Employer's business and the Employer's goodwill, and that any breach of the terms of this paragraph shall be a material breach of this Agreement.  The Employee acknowledges that he will develop and be exposed to information that is or will be confidential and proprietary to the Employer.  The information includes the above mentioned and also customer lists, marketing plans, pricing data, product plans, software, and other intangible information.  Such information shall be deemed confidential to the extent that it is not generally known within the trade.  The Employee agrees to make use of such information only in the performance of his duties under this Agreement, to maintain such information in confidence and to disclose the information only to persons with a need to know that are employed by the Employer.

Section 8.

Remedies.  In the event the Employee breaches this Agreement, the Employer may pursue any remedy at law or in equity to enforce its respective rights under this Agreement and in the event the Employer breaches this Agreement, the Employee may pursue any remedy at law of in equity to enforce its respective rights under this Agreement..

Section 9.

Enforcement.  The provisions of this Agreement shall be enforceable, notwithstanding the existence of any claim or cause of action against the Employer by the Employee, or the Employee against the Employer, regardless of whether the same is predicated on this Agreement or otherwise.

Section 10.

Benefit.  This Agreement shall be binding upon and operate for the benefit of the parties and their respective heirs, executors, administrators, assigns, and legal representatives.

Section 11.

Waiver of Breach.  The waiver of any breach of any provision of this Agreement, or the failure to enforce any provision hereof, shall not operate or be construed as a waiver of any subsequent breach by any party.

Section 12.

Notices.  Notice under this Agreement shall be in writing and shall be effective when actually delivered.  If mailed, notice shall be deemed effective three days after mailing as registered or certified mail, postage prepaid, directed to the other party at the address set forth below or such other address as the party may indicate by written notice to the other party:

Loren C. Miller

NAPTAU GOLD CORPORATION

3021 Yoeman Circle

Attn:  E. D. Renyk, Secretary

Las Vegas, NV_______

5391 Blundell Road

89128_____________

Richmond, BC, V7C 1H3

Section 13.

Severability.  If any term, covenant, condition or provision of this Agreement or the application thereof to any person or circumstance shall, at any time, or to any extent, be determined invalid or unenforceable, the remaining provisions shall not be affected and shall be deemed valid and fully enforceable to the extent permitted by law.

Section 14.

Arbitration.  In the event of any dispute of this Agreement, such dispute shall be settled by laws in effect in the County and State of the residence of the Head Office of the Company, presently in Whatcom County, Washington and shall be governed by the laws of the State of Delaware and enforced by the State of Washington.

Section 15.

Attorney Fees.  If any arbitration, suit, proceeding or action is brought to enforce any term, condition or covenant provided for under the terms of this Agreement or to procure an adjudication or determination of rights of the Employer or the Employee, the prevailing party shall be entitled to recover from the other party reasonable sums as attorney fees, costs and expenses in connection with such suit, proceeding, action or appeal there from.

Section 16.

Assignment.  Neither the Employee nor the Employer shall have any right to assign its rights and obligations arising under the terms of this Agreement.

Section 17.

Entire Agreement.  This Agreement constitutes the entire understanding and Agreement among the parties to this Agreement with regard to all of the matters addressed in the Agreement.  The Agreement may be amended or modified only in writing and signed by the parties.  Notwithstanding anything to the contrary contained in this Agreement, the parties are specifically authorized to waive any of the terms and conditions of the Agreement and modify this Agreement as they deem appropriate so long as the waiver or modifications are designated in writing and signed by the parties.

Section 18.

Gender.  Unless some other meaning and intent is apparent from the context, the plural shall include the singular and vice versa and masculine, feminine and neuter words shall be used interchangeably.

Section 19.

Titles and Captions.  All article, section and paragraph titles or captions contained in this Agreement are for convenience only and shall not be deemed part of the context nor affect the interpretation of this Agreement.

Section 20.

Further Action.  The parties hereto shall execute and deliver all documents, provide all information and take or forbear from all such action as may be necessary or appropriate to achieve the purposes of this Agreement.

Section 21.

Counterparts.  This agreement may be executed in any number of counterparts with the same effect as if all the parties had signed the same agreement.  All counterparts will be construed together and evidence only one agreement.

Section 22.

Execution by Facsimile.  This Agreement may be executed by the parties and transmitted by facsimile and if so executed and transmitted this Agreement will be for all purposes as effective as if the parties had delivered an executed original agreement.

Section 23.

Governing Law.  This Agreement and its validity, construction and performance shall be governed by the laws of the State Delaware.  Venue shall lie in Whatcom County, Washington or the related local venue based on the location of the Head Office.

IN WITNESS WHEREOF, the parties hereto have signed this Agreement on the date set forth above.

Employee:

Employer:

NAPTAU GOLD CORPORATION

//Signed//

//Signed//

___________________________________

____________________________________

Loren C. Miller

By:  Dr. J. Greig, Chairman of the Board

Attest to:

NAPTAU GOLD CORPORATION

     //Signed//

By:  E. D. Renyk, Secretary

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

Date: November 12, 2004

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

Date: November 12, 2004

By:

/s/ Edward RENYK

Edward Renyk

Chief Accounting Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the quarterly period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward D. Renyk, Chief Executive Officer and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period covered by the Report.

Date: November 12, 2004

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