Form 10KSB
period 2004-12-31
NAPTAU GOLD CORP
filed 2005-04-15
CIK 949268

============================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-26600

---------------------------------------------------------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|              No |  |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of April 13, 2005.

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

The aggregate value of the voting common equity held by non-affiliates as of April 13, 2005 based on the sale price of $0.06 was $840,624.

DOCUMENTS INCORPORATED BY REFERENCE

Part I Item 1 Form S-8 Registration Statement under the Securities Act of 1933 filed under Accession Number0001137171-04-000481 April 20,2004;

Part 1. Item 1 Amended Presentation to the Stock Holders, filed November 10, 2003;

Employment Agreement of Loren Miller included in the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed November 15, 2004.

Part III.  Item 9 Presentation to Stock Holders filed August 13, 2003; Item 10 Stock Option Plan and Stock Grant Plan included in the Company’s 10-SB filed  September 09, 1997; and

For further information on documents incorporated by reference see Item 13 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

============================================================================

TABLE OF CONTENTS

Part I

ITEM 1.

BUSINESS

    4

ITEM 2.

DESCRIPTION OF PROPERTY

    5

ITEM 3.

LEGAL PROCEEDINGS

    5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    5

Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDERS MATTERS

    6

ITEM 6.

MANAGEMENT’S PLAN OF OPRTATIONS

    6

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    7

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

    9

ITEM 8.A

CONTROLS AND PROCEDURES

    9

Part III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    9

ITEM 10.

EXECUTIVE COMPENSATION

    10

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

   12

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   13

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

   13

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

   14

SIGNATURES

   14

EXHIBITS

PART I

ITEM 1. BUSINESS

*

Business Development

 The Company was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and as at December 31, 1999 the Company entered into a recission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.  At present the Company holds no interest in any mineral properties.

The Company is also registered as a foreign corporation (extra Provincial Corporation) in the Province of British Columbia, Canada.

For discussion of certain material risks involved in the Company’s business, see “Risk Factors” below.

*

Business of Naptau Gold Corporation

The Company historically was engaged in the acquisition, exploration and development of mineral properties.

During the last half of 2003 and first quarter of 2004 the Company concluded its reorganization approved by the shareholders as of September 24, 2003 (Exhibit 2.2)

The Company's principal business activity was the exploration and development of mineral properties until the reorganization.  Effective October 1, 2003 the Company discontinued its current operations and re-entered the development stage to examine new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry and pursue potential opportunities in the hospitality, real estate, and hotel sectors.

Effective November 1, 2004 Naptau concluded the hiring of Loren Miller to assume the position of President of Naptau (Incorporated by reference Exhibit 10.21).  As of that date Dr. Greig relinquished the position of President but remains as CEO and Chairman of the Board.  Mr. Miller and Dr. Greig have identified other areas of interest for the Company in the providing of hospice care facilities in both the US and Overseas.  As of the date of this report they are pursuing this opportunities.

Risk Factors

Limited Operations:  Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated (“Noble”) for a release from all related debt.  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During 2004 the Company actively pursued opportunities related to its business.

At December 31, 2004, as a result of its reorganization and with the re-statement of the 2003 financial statements reflecting the effect from the date of stockholder approval, the Company had a stockholders' deficit of $178,636.

Liquidity: The financial statements of the Company contained herein have been prepared on a going concern basis.  If the Company were unable to raise funds necessary to continue operations or were unable to generate positive cash flow from new operations, it might be forced to liquidate. In such event, it is unlikely that the Company would realize amounts sufficient to liquidate its liabilities recorded on the balance sheet.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $187,876 primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

Conflicts of Interest: The terms upon which the Rescission Agreement was concluded were determined by negotiations between representatives of Noble and the Company.  Noble and its President, Dorothy Dennis, (“Dennis’) then owned more than a majority of the outstanding shares of the Company and therefore, the agreement between Noble, Dennis and the Company should not be deemed the product of arms’ length negotiations.

ITEM 2. DESCRIPTION OF PROPERTY

At present the Company holds no properties.

The Company occupies office space provided by its CFO/Secretary, E. D. Renyk, at 5391 Blundell Road, Richmond, BC, Canada, V7C 1H3 and has a representative office at 103 E. Holly Street, Suite 303, Bellingham, WA, 98225. No rent was paid for the use of this office. The space is adequate for the planned future conduct of the Company’s business over the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings except as described below; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Defaults upon Senior Securities

The Company had been in default of principal and accrued interest on Contracts Payable of $131,543 originally due December 31, 2000 and 2001.  The other contract was sold by the holder to a third party and the value fixed at $95,085.  A third party had notified the Company that it holds a secured position against the debt holder relating to the second debt of $95,085 and is seeking treble damages in the amount of $285,253.  In the opinion of management these claims were extinguished upon the acceptance by the parties of shares for debt issued under the re-organization concluded in 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

*

On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

Market price ranges of the Company’s common stock during 2004 and the previous two years were:

	2004		2003		2002
Period	High	Low	High	Low	High	Low
1st Quarter	0.35	0.15	0.08	0.03	0.03	0.02
2nd Quarter	0.32	0.15	0.16	0.03	0.15	0.04
3rd Quarter	0.25	0.08	0.26	0.04	0.09	0.05
4th Quarter	0.20	0.06	0.51	0.05	0.16	0.04

*

Holders.

As of April 13, 2005, there were 42 registered holders of the Company’s Common Stock.

Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2003.

During  the  third  quarter  of 2003, 3,000,000 common shares were issued as a good faith deposit pursuant to an aborted purchase of mining properties and under the terms of the preliminary agreements are to be returned for cancellation now that the transaction is not proceeding.

The  Company  believes  that  the above-referenced transaction was exempt  from registration under the Act, pursuant to Section 4(2) of the Act and the  rules  and regulations promulgated there under as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the  Act.

ITEM 6.   MANAGEMENT’S PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," “PLAN,” "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

The following should be read in conjunction with the Company’s financial statements and the notes thereto.

There is a negative working capital balance of approximately $178,600, a significant portion, of which is owed to related parties, all of whom have a vested interest in ensuring the Company’s continued existence.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations during the 2004 year showing material increase or decrease over 2003 were:  (1)  Management Salaries $108,000, (2003 - $1,981,500) reflecting a) the addition of a management contract with a new President effective November 1, 2004 and b) the decrease of one time charges as a result of the recognition and re-statement of the value of stock issued under the terms of the reorganization plan in 2003 to settle management compensation and incentives; (3) General and Administrative $13,425, (2003 - $4,450) reflecting increased costs of communications, supplies and added  Professional Fees.  During 2003 as a result of the Company transitioning to the development state of its operation there was a resultant loss from operations of the discontinued segment $87,704 with no similar transaction occurring during the current period.

The Company completed its plan of re-organization in September 2003 and has not incurred new debt other than that due to shareholders, Officers and/or Directors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)  Report of Independent Registered Public Accounting Firm

NAPTAU GOLD CORPORATION (a Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2004

C  O  N  T  E  N  T  S

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

1

FINANCIAL STATEMENTS

BALANCE SHEET

2

STATEMENTS OF OPERATIONS

3

STATEMENTS OF STOCKHOLDERS' DEFICIT

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENTS

6 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Naptau Gold Corporation

Bellingham, Washington

We have audited the accompanying balance sheet of Naptau Gold Corporation (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from October 1, 2003 (the effective date of the development stage) through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naptau Gold Corporation (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from October 1, 2003 (the effective date of the development stage) through December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2004.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 10, 2005

Seattle, Washington

NAPTAU GOLD CORPORATION
(a Development Stage Company)

BALANCE SHEET

December 31, 2004

ASSETS
Current Asset
Cash	$ 9,240
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 2,109
Accrued management compensation	154,500
Accrued interest	2,678
Loans payable, related parties	28,589
Total current liabilities	187,876
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001, none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001,
59,060,560 shares issued and outstanding	59,061
Common stock issuable, 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,108,253)
(178,636)
$ 9,240

See Notes to Financial Statements

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003 and for the Period from

October 1, 2003 (the effective date of the development stage) through December 31, 2004

			Cumulative
			During the
		2003	Development
	2004	(As restated)	Stage
Revenue	$ -	$ -	$ -
Expenses
Management compensation	108,000	1,981,500	2,089,500
General and administrative	13,425	4,450	17,875
	121,425	1,985,950	2,107,375
Interest expense	(541)	(337)	(878)
Loss from continuing operations	(121,966)	(1,986,287)	$ (2,108,253)
Discontinued operations
Loss from operations of the discontinued segment		(87,704)
Net loss	$ (121,966)	$(2,073,991)
Net loss per common share (basic and fully diluted)
Continuing operations	$ (0.00)	$ (0.05)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.00)	$ (0.05)
Weighted average number of shares outstanding	67,484,533	41,493,834

See Notes to Financial Statements

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2004 and 2003 and for the Period from

October 1, 2003 (the effective date of the development stage) through December 31, 2004

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, December 31, 2002	-	$ -	6,133,500	$ 6,134	-	$ -	$ 1,582,105	$ -	$(2,544,771)	$ -	$ (956,532)
Common stock issuable for
management compensation,
September 2003, as restated					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for
debt and accrued
expenses, September 2003,
as restated					20,477,060	20,477	1,003,376				1,023,853
Net loss, as restated									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003,
as restated	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided,
May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	$ -	59,060,560	$ 59,061	9,550,000	$ 9,550	$ 5,213,481	$(720,000)	$(2,632,475)	$ (2,108,253)	$ (178,636)

See Notes to Financial Statements

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003 and for the Period from

October 1, 2003 (the effective date of the development stage) through December 31, 2004

			Cumulative
			During the
		2003	Development
	2004	(As restated)	Stage
Cash Flows From Operating Activities
Net loss	$ (121,966)	$(2,073,991)	$(2,108,253)
Adjustments to reconcile net loss to cash flows
used in operating activities
Common stock issuable for management
Compensation		1,950,000	1,950,000
Change in operating assets and liabilities
Prepaid expenses	3,525	(3,525)
Accounts payable and accrued interest	(4,392)	114,774	35,742
Accrued management salaries	103,000		103,000
Net cash used in operating activities	(19,833)	(12,742)	(19,511)
Cash Flows From Financing Activities
Proceeds from contracts payable		13,062	12,361
Proceeds (payments) on loans payable	3,000	(61,021)	(59,821)
Proceeds from loans payable, related parties	26,041	60,635	76,208
Net cash provided by financing activities	29,041	12,676	28,748
Net change in cash	9,208	(66)	9,237
Cash, beginning of period	32	98	3
Cash, end of period	$ 9,240	$ 32	$ 9,240
Supplementary Information - Non-cash Transactions:
Common stock issuable for debt and accrued
Expenses	$ -	$ 1,023,853	$ 1,023,853
Stock subscription issued for services to be
Provided	$ 720,000	$ -	$ 720,000

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Business Operations

Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988, and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and, as of December 31, 1999, the Company entered into a rescission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.  At present the Company holds no interest in any mineral properties.

The Company's principal business activity was the exploration and development of mineral properties until the reorganization discussed below.  Effective as of October 1, 2003, the Company discontinued its current operations and re-entered the development stage to examine new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry and pursue potential opportunities in the hospitality, real estate, and hotel sectors.  Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

To date, the management has provided the cash funding required to meet current operating costs.

In September 2003, the stockholders approved a reorganization of the Company which consisted in general of the following:

  Increase of authorized common stock to 500,000,000 shares.

  Inclusion of a three-year capital stock anti-rollback provision in the Company's minutes.

  Inclusion of a three-year capital stock anti-dilution provision in the Company's minutes.

  Issuance of 5,927,060 shares of common stock to settle outstanding debts.

  Issuance of 39,000,000 shares of common stock to the president of the Company.

  Appointment of two new directors to the Board of Directors.

  Issuance of 14,550,000 shares of common stock to settle accrued management salaries.

The issuance of the 39,000,000 shares of common stock to the president of the Company resulted in a change in control of the Company.

The Company's offices are currently provided on a rent-free basis by the Chief Financial Officer of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

Discontinued Operations

Loss from discontinued operations in 2003 on the statement of operations includes expenses of the Company prior to the reorganization discussed above.  There were no revenues for the years presented as loss from discontinued operations.  As of December 31, 2004 and 2003, there were no assets associated with the discontinued operations and all liabilities of the discontinued operations have been assumed by the continuing operations.  Accordingly, no assets or liabilities have been classified as related to the discontinued operation as of December 31, 2004.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit at December 31, 2004.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) attempting to raise additional capital and/or other forms of financing; (b) controlling overhead and expenses, and (c) considering other business alternatives.  There can be no assurance that any of these efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the periods presented.  Actual results could differ from these estimates.

Cash

Cash consists of checking and savings accounts held at financial institutions.  The Company did not pay cash for any interest or income taxes during 2004 or 2003.

Loans Payable, Related Parties

These loans consist of amounts due to directors and officers of the Company.  The loans have no stated interest rate and are due on demand.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by recognizing issuable shares in 2003.  Related accrued interest remains unpaid at December 31, 2004.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of December 31, 2004 or 2003.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, accrued management compensation, accrued interest, and loans payable, related parties.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded.  Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted.  Since the Company did not issue stock options to employees in 2004 or 2003, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.  When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

Income Taxes

The Company accounts for income taxes in accordance with the liability method.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

New Accounting Standards

Statement of Financial Accounting Standard ("SFAS") No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB Opinion No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary.  The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share.  EITF 04-8 is effective for reporting periods ending after December 15, 2004.  The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2.  Restatement

The number of common shares issuable as of December 31, 2003, and the related expense for the year then ended were restated to correct for errors made in the third quarter of 2003.  The errors understated the number of shares that had been approved to be issued for services and the number of shares that had been approved to be issued in exchange for debt and accrued management salaries.  The effect of the adjustment to record shares issuable for services was to increase management compensation expense and net loss for 2003 by $1,950,000.  The effect of the adjustment to record shares issuable in exchange for debt and accrued expenses was to reduce current liabilities as of December 31, 2003, by $1,023,853.  Accordingly, as a result of these adjustments, the accumulated deficit as of December 31, 2003, was increased by $1,950,000, additional paid-in capital at December 31, 2003, was increased by $2,914,376, and common stock issuable of $59,477 was recognized as of December 31, 2003.

Total common shares issued and outstanding at December 31, 2003, did not change but the number of common shares issuable was increased by 59,477,060 shares which also increased the weighted average number of shares outstanding at December 31, 2003, by 35,360,334.  Reported loss per share at December 31, 2003, increased by $0.03 to a loss of $0.05 per share.

There was no effect on net cash flows for the year ended December 31, 2003, as a result of the adjustments.

Note 3.  Stock Option Plan and Stock Grant Program

In the past the Company has had a stock option plan and a stock grant program.  As of December 31, 2004, all options issued under the stock option plan have expired.  Also, all shares available for issuance under the stock grant program have been issued.  The Company presently has no additional stock options or grant programs in place.

Note 4.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.  As of December 31, 2004, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $4,700,000 available to reduce future taxable income.  The tax losses expire in years between 2015 and 2024.

The deferred tax asset associated with the tax loss carryforward is approximately $1,610,000.  The Company has provided a full valuation allowance against the deferred tax asset.  The valuation allowance increased by $40,000 and $705,000 for 2004 and 2003, respectively.

The Company's ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

b)  Report of Independent Chartered Accountant

G. Ross McDonald*

Chartered Accountant

*Denotes incorporated professional

Suite 1402, 543 Granville Street

Vancouver, B.C. V6C 1X8

Tel:   (604) 685-8646

Fax:  (604) 684-6334

AUDITOR’S REPORT

TO THE SHAREHOLDERS OF NAPTAU GOLD CORPORATION

I have audited the statements of operations, stockholders’ deficit and cash flows of Naptau Gold Corporation for the year ended December 31, 2003.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards of the Public Company Accountability Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the results of the Company’s operations and the cash flows for the year ended December 31, 2003, in accordance with generally accepted accounting principles in the United States. As discussed in the notes to the financial statements, the 2003 financial statements have been restated.

 “G. Ross McDonald” (signed)

G. Ross McDonald

Chartered Accountant

Vancouver, Canada

March 25, 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2005 the Company terminated its relationship with G. Ross McDonald, Chartered Accountant, (“McDonald”) the principal accountant previously engaged to audit the Company’s financial statements.  On January 24, 2005 the Company retained Peterson Sullivan PLLC, Certified Public Accountants (“Peterson”) of Seattle, WA as the principal accountants to replace McDonald.  The Company’s board of directors approved the change of accountants from McDonald to Peterson.

During the Company's two most recent fiscal years there were no disagreements between Peterson or McDonald, and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Peterson or McDonald would have caused Peterson or McDonald to make reference to the subject in its report.  In addition, during the Company's two most recent fiscal years no reportable events, as defined in Item 304(a)(1)(iv)(A), (B) (D) or (E) of Regulation S-B occurred.

ITEM 8A.  CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	POSITIONS HELD WITH THE CORPORATION
Dr. J. Greig	Director, & Chief Executive Officer
Loren Miller	President
Edward D. Renyk	Director, Secretary/Treasurer & Chief Financial Officer
Ludwig Stromeyer	Director, Vice President Marketing
Larry Fix	Director

Dr. J. Greig. Dr. Greig assumed the position as President October 1, 2003 and was subsequently appointed Chief Executive Officer of the Company.  He has an extensive history in developing and operating his own businesses, has been a featured speaker on CNBC, CNN, Moneyline and MSNBC as well as a regular guest on various financial radio programs. He has lectured extensively at financial workshops, seminars and trade shows as well as being quoted in the Wall Street Journal, Barons and Investors Business Daily and published in Forbes, Fortune and many trade magazines.  His Curriculum, Curriculum Vita and Vitae can be viewed in more detail in Exhibit 2.1 previously filed.

Loren Miller.  Mr. Miller holds a Bachelor of Science degree in Nuclear Engineering and through his own company, WinMill Development, Inc., has demonstrated his management skills through participation in the development and construction of Las Vegas commercial real estate projects totalling in excess of $50,000,000.

E. D. Renyk. Mr. Renyk served as the President, Chief Financial Officer and a Director of the Company from June 8, 1995 to October 31, 2003 and continues to serve as Secretary/Treasurer. Mr. Renyk is a member of the Canadian and British Columbia Institutes of Chartered Accountants. He has been a

Chartered Accountant since 1962, managing and directing his own practice for most of that period, specializing in consulting to both private and publicly traded corporate firms. Prior to establishing his own practice and subsequent to obtaining his designation as a Chartered Accountant he held positions ranging from Controller to Vice President of Finance with various corporations.

Ludwig Stromeyer.  Mr. Stromeyer brings many years of experience in marketing, real estate development and related financing and gives the Company the knowledge of and exposure to the overseas business community.

John Lawrence Fix. Mr. Fix served as Secretary to the Company from May 18th, 2000 to September 30, 2003.  Mr. Fix has a rounded educational background and hands on business experience in the following industries: farming, sawmill operations, oilfield construction and road building, oil field servicing, motel management, mining including related experience in promoting, staking, overburden removal and has filled the positions of Chief Flying Instructor, Charter Pilot, Certified Aircraft Engineer, aircraft accident and insurance adjusting and investigation, international brokerage of goods as well as founding and/or operation his own businesses such as Shirley Air Services Limited, Lower Mainland Security World which included the computerization of homes utilizing the Smart House technology.  He also has extensive holdings in property with the related experience of managing multi-unit rental properties.  He believes “all fields of endeavor are money making opportunities if you keep your eye on the ball but that the trip is not complete until the profit is in the Bank”.  Mr. Fix brings to the Board of the Company his analytical abilities and the drive and determination to bring a project to a successful conclusion.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2002, 2003 and 2004 ("fiscal years") payable/paid to Mr. Greig, the Company’s CEO, Mr. Miller, the Company’s President, Mr. Renyk, the Company's Secretary and for 2002 to Mr. Fix, the Company’s previous Secretary.  No other officer received any compensation from the Company in these fiscal years.

SUMMARY COMPENSATION TABLE

			Long-Term Compensation Awards
Name	Year	Salary	Restricted Stock (4 & 5)	All Other Compensation
J. Greig (2)	2003 2004	$9,000 $60,000	$1,950,000* --*	--
Loren Miller	2004	$2,000	--	--
Edward Renyk (1)	2001 2002 2003 2004	$90,000 $90,000 $90,000 $45,000	-- -- $75.00 --	-- -- --
Larry Fix	2002	--	$50.00	--

1.

On June 30, 1995, the Company entered into a five-year employment agreement with the then President of the Company that provided for a salary of $7,500 per month beginning July 1, 1995.  The agreement expired as of June 30, 2000 and it was agreed that Mr. Renyk continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract was negotiated.  On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re-organization plan at which time a new contract will be negotiated.  Due to the delay in the conclusion of the re-organization plan Mr. Renyk agreed that effective January 1, 2004 that his salary be reduced to $3,750.00 per month.  All other terms to remain in effect.

2.

On October 1, 2003 the Company appointed a new President, Dr. Greig, and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $5,000 per month beginning November 1, 2003.  Effective November 1, 2004 Dr. Greig resigned as President.  He continues as CEO and Chairman of the Board.  All other terms of his contract remain unchanged.

* As a result of the restatement of the 2003 Financial Statements to reflect the conclusion of the Company's reorgaization plan.  Formerly entered at par value.

3.

Effective November 1, 2004 the Company appointed Loren Miller as President and concluded a two year contract which provides for a salary of $1,000.00 per month with a provision for receiving a stock bonus annually based upon the increase in the asset value of the Company as reported in its annual 10-KSB filings.

4.

Stock Options

In 2000 the Company granted 300,000 stock options under the Plan.  These options expired, unexercised in 2002.

5.

Stock Grants

On April 5, 2002 the Company issued from treasury 200,000 common shares under the Stock Grant Program established June 30, 1995.  The cost of the issue was recorded at the common stock’s par value of $0.001 per share and reported in the General and Administrative expenses shown on the Statements of Operations.  The average trading sale price of the stock over the preceding 60 days prior to their issue was $0.03 per common share.

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

Stock Grant Program (1)

Under the Stock Grant Program (1) established June 30, 1995, the Company has reserved 300,000 shares of its authorized Common Stock for issuance to key employees and directors. Under this plan, no employee may receive more than 100,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity that would be considered in competition with the Company's business.  If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable, except for transfers back to the Issuer, for a period of one year from the date of issue. As of December 31, 1996, a total of 100,000 shares had been granted to five directors pursuant to this plan.

On May 18th, 2000, the Company authorized and on April 5, 2002 issued common stock as follows:

Larry Fix

50,000 common shares at par value of $0.001 per share

Lloyd Mear

75,000 common shares at par value of $0.001 per share

Edward Renyk

75,000 common shares at par value of $0.001 per share

 (1)

Incorporated by reference to the Company’s Form 10-SB 12G, Commission File No.     0-25786.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2005, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name	Number of Shares owned (1)	Percentage of Shares Owned (2)

Dr. J. Greig 103 E. Holly Street, Suite 303, Bellingham, WA 98226	39,000,000	66.03%

Edward D. Renyk 5391 Blundell Rd., Richmond, BC, Canada V7C 1H3 Director, Secretary & Chief Financial Officer	6,000,160	10.16%

Fidellity National Title Inc. 2390 E Cambleback Rd, Suite 203, Phoenix, AZ 85016	3,000,000	5.08%

Larry Fix 11700 King Road, Richmond, BC, Canada V7A 3B6 Director	50,000	--
Officers and Directors as a Group (3 persons)	45,050,160	76.28%

 --

Less than 1%

(1)

Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)

Based upon 59,060,160 shares of Common Stock outstanding on December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accrued management compensation

       154,500

Is composed of compensation due to the Company’s officers who have deferred payment until the Company creates a cash flow sufficient to cover its operating costs.

Loans payable, related parties

         28,589

This represents disbursements made on behalf of the Company by the officers of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following are filed as part of this Report:

(a)

Exhibits

2.1

Presentation to the Stock Holders (3)

2.2

Amended Presentation to the Stock Holders (4)

2.3

Form S-8 Registration Statement under the Securities Act of 1933 (5)

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

10.21

Employment Agreement of Loren Miller (6)

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

------------

(1)

Incorporated by reference to the Company's Form 10-SB12G, Accession Number: 000100547-97-002295 filed September 29, 1997.

(2)

Incorporated by reference to the Company's Form 10-KSB, Accession Number: 000100547-002687 filed March 30, 2000.

(3)

Incorporated by reference to the Company's Form 10-QSB, Accession Number: 0001169232-03-005124 filed August 13, 2003.

(4)

Incorporated by reference to the Company's Form 10-QSB, Accession Number:0001137171-03-000573 filed November 10, 2003.

(5)

Incorporated by reference to the Company's Form S-8, Accession Number 0001137171-04-000481 filed April 20, 2004

(6)

Incorporated by reference to the Company's Form 10-QSB, Quarter ended September 30, 2004 Accession Number: 0001137171-04-001462 filed November 15, 2004.

(b)

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees  billed  by  G. Ross McDonald Chartered Accountant  for professional  services  for  the  audit  of  the  Company's  annual  financial statements included in the Company's Form 10-KSB were  $3,000  (2003  -  $1,972).

 (2)

Audit-Related Fees

The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under audit fees by G. Ross McDonald Chartered Accountant for 2004 were $ 0 (2003- $0).

The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under audit fees by Peterson Sullivan PLLC, Certified Public Accountants for 2004 were $ 0 (2003- $0).

(3)

Tax fees

The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by G. Ross McDonald Chartered Accountant for 2004 were $ 0 (2003- -  $0).

The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Peterson Sullivan PLLC, Certified Public Accountants for 2004 were $ 0 (2003- -  $0).

(4)

All Other Fees

The aggregate fees billed to the Company for products and services by G. Ross McDonald Chartered Accountant for 2004 were $ 0 (2003- $0).

The aggregate fees billed to the Company for products and services by Peterson Sullivan PLLC, Certified Public Accountants for 2004 were $ 0 (2003- $0).

(7)

Audit Committee’s Pre-approved Policies and Procedures

The Board of Directors has not yet constituted an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005

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

  Signature

Title

Date

  ------------

------

------

/s/ J. Greig

Director and

April 14, 2005

---------------------------

Chief Executive Officer

J. Greig

/s/ Edward D. Renyk

Secretary, Director and

April 14, 2005

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Larry Fix

Director

April 14, 2005

--------------------------

Larry Fix

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  Naptau Gold Corporation. (the “Company”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed this Report;

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4.

I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c)

Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

/s/ J. Greig

________________________________

Dr. J. Greig,

Chief Executive Officer

April 14, 2005

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Naptau Gold Corporation. (the “Company”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed this Report;

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4.

I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c)

Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

/s/ E.  D. Renyk

________________________________

Edward Renyk

Chief Financial Officer

April 14, 2005

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Naptau Gold Corporation. (the “Company”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk
_________________________                  ________________________________

Dr. J. Greig

Edward Renyk

Chief Executive Officer

Chief Financial Officer

April 14, 2005

April 14, 2005