Form 10QSB
period 2005-03-31
NAPTAU GOLD CORP
filed 2005-05-23
CIK 949268

==========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of May 18, 2005.

Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

==========================================================================================

Form 10-QSB

INDEX

                                                                         Page

                                                                        Number

Item 3. Defaults upon Senior Securities

  9

Item 4. Submission of Matters to a Vote of Security Holders

  9

Item 5. Other Information

  9

Item 6. Exhibits and reports on Form 8-K

  9

SIGNATURES................... .............................................  10

Exhibit 1

Exhibits 31 & 32 – CERTIFICATIONS

PETERSON SULLIVAN PLLC

601 UNION STREET   SUITE 2300   SEATTLE WA 98101

(206) 382-7777   FAX 382-7700

CERTIFIED PUBLIC ACCOUNTANTS

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS
Current Asset
Cash	$ 55
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 1,379
Accrued management compensation	183,750
Accrued interest	2,678
Loans payable, related parties	32,214
Total current liabilities	220,021
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001 none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001
59,060,560 issued and outstanding	59,061
Common stock issuable; 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,149,583)
(219,966)
$ 55

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2005

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -
Expenses
Management compensation	29,250	24,750	2,118,750
General and administrative	12,080	4,998	29,955
Interest			878
	41,330	29,748	2,149,583
Net Loss	$ (41,330)	$ (29,748)	$ (2,149,583)
Loss per Common Share (basic and
fully diluted) - restated for 2004	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding - restated for 2004	68,610,560	65,610,560

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2005, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2005

 (Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,632,475)	$ -	$ (1,044,236)
Common stock issuable for
management compensation,
October 2003					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for
debt and accrued expenses,
October 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481		(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for services
to be provided, May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss for period										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss for period										(41,330)	(41,330)
Balance, March 31, 2005	-	$ -	59,060,560	$ 59,061	9,550,000	$ 9,550	$ 5,213,481	$ (720,000)	$ (2,632,475)	$ (2,149,583)	$ (219,966)

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2005

 (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (41,330)	$ (29,748)	$ (2,149,583)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management compensation			1,950,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	28,520	28,461	167,262
Net cash flows used in operating activities	(12,810)	(1,287)	(32,321)
Cash Flows from Financing Activities
Proceeds from loans payable, related parties	3,625	1,310	79,833
Proceeds from contracts payable			12,361
Payments on loans payable			(59,821)
Net cash flows provided by financing activities	3,625	1,310	32,373
Net change in cash	(9,185)	23	52
Cash, beginning of period	9,240	32	3
Cash, end of period	$ 55	$ 55	$ 55

Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$ -	$ -	$ 1,023,853
Stock subscriptions issued for services to be provided	$ -	$ -	$ 720,000

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Naptau Gold Corporation (the "Company") was formed under the laws of the State of Delaware on January 8, 1988.  The Company's principal business activity was the exploration and development of mineral properties until it reorganized.  Effective as of October 1, 2003, the Company discontinued its operations related to mineral properties and re-entered the development stage to examine new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry and pursue potential opportunities in the hospitality, real estate, and hotel sectors.  Accordingly, these interim period financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

The Company's offices are currently provided on a rent-free basis by the Chief Financial Officer of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these interim period financial statements.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2004.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations in each of the last two fiscal years and has an accumulated deficit at March 31, 2005.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of March 31, 2005 or 2004.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Note 2.  Restatement

The number of common shares issuable as of December 31, 2003, and the related expense for the year then ended were restated to correct for errors made in the third quarter of 2003.  The effect of this restatement was to increase the previously-reported weighted average number of shares outstanding for the three months ended March 31, 2004, by 59,477,060 and the reported net loss per common share for the three months ended March 31, 2004, decreased by $0.01 to a loss of $0.00 per share.

There was no effect on operation or net cash flows for the three months ended March 31, 2004, as a result of the adjustments.

Item 2. Plan of Operation

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

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions.  Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.  Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below and have not changed significantly.

With the completion of the re-organization in 1994 the Company is expanding its areas of interest in addition to the historical mineral exploration activities carried on in the past.  Management has identified potential opportunities in the hospitality, real estate and hotel sectors of the economy as well as new opportunities related to the acquisition and development of projects related to the base metal sectors of the mining industry.  We are in the process of identifying and isolating companies with cash flow streams to which we can add value, bridge short term problems, and accumulate equity positions to the benefit of our shareholders.

Limited Operations:  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During this quarter the Company actively pursued opportunities related to its business.

At March 31, 2005 the Company had a stockholders' deficit of $219,966.

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

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $215,964, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

However, due to the limited funding available to staff administrative and clerical positions, it is recognized individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.  It is also recognized, for similar reason, the Company has not designated an audit committee and should address this concern at the earliest possible opportunity.

 (b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No changes to securities were made during this reporting period.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None during this reporting period.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

  *1

  - Amended Presentation to the Stock Holders for a Consent Vote

**16 - Item 4.01 Changes in Registrant’s Certifying Accountant

31 & 32 – Certification

 *     Incorporated by reference to Company’s Form 10-QSB filed November 10, 2003 Number 0001137171-03-000537

**

Incorporated by reference to Company’s Form 8-K filed March 30, 2005 File Number 0002600

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAPTAU GOLD CORPORATION

/s/ J. Greig

---------------------------------

Dated: May 18, 2005

By: Dr. J. Greig, Ph.D.

CEO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: May 18, 2005

By: Edward D. Renyk, CA

CFO and

Principal Accounting Officer

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

Dr. J. Greig, Chief Executive Officer

May 18, 2005

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

Edward Renyk, Chief Financial Officer

May 18, 2005

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

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer

Edward Renyk, Chief Financial Officer

May 18, 2005

May 18, 2005