Form 10QSB
period 2005-09-30
NAPTAU GOLD CORP
filed 2005-12-09
CIK 949268

==========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of November 12, 2005.

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

Exhibit 31.1 – CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

Exhibit 31.2 – CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

Exhibit 32   - CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

BALANCE SHEET

September 30, 2005

(Unaudited)

ASSETS
Current Asset
Cash	$ 49
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 23,893
Accrued management compensation	242,250
Accrued interest	2,678
Loans payable, related parties	33,988
Total current liabilities	302,809
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001 none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001
59,060,560 issued and outstanding	59,061
Common stock issuable; 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,232,377)
(302,760)
$ 49

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2004, and for the
Period from October 1, 2003 (the effective date of the development stage) through

September 30, 2005

(Unaudited)

	Three Months Ended Sep 30, 2005	Three Months Ended Sep 30, 2004 (As Restated)	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004 (As Restated)	Cumulative During the Development Stage

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Management compensation	29,250	24,750	87,750	74,250	2,177,250
General and administrative	5,073	7,693	35,718	14,688	53,593
Interest	518	541	656	541	1,534
	34,841	32,984	124,124	89,479	2,232,377
Net Loss – restated for 2004	$ (34,841)	$ (32,984)	$ (124,124)	$ (89,479)	$ (2,232,377)

Loss per Common Share (basic and
fully diluted) - restated for 2004	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding - restated for 2004	68,610,560	68,610,560	68,610,560	67,105,065

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine months Ended September 30, 2005, and for the
Period from October 1, 2003 (the effective date of the development stage) through

September 30, 2005

 (Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$1,582,105	$ -	$(2,632,475)	$ -	$(1,044,236)
Common stock issuable for
management compensation,
October 2003					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for
debt and accrued expenses,
October 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481		(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for services
to be provided, May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss for period										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss for period										(124,124)	(124,124)
Balance, September 30, 2005	-	$ -	59,060,560	$59,061	9,550,000	$9,550	$5,213,481	$(720,000)	$(2,632,475)	$(2,232,377)	$(302,760)

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004, and for the
Period from October 1, 2003 (the effective date of the development stage) through

September 30, 2005

 (Unaudited)

	Nine Months Ended Sep 30, 2005	Nine Months Ended Sep 30, 2004 (As Restated)	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (124,124)	$ (89,479)	$ (2,232,377)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management compensation			1,950,000
Changes in operating assets and liabilities
Prepaid expenses		1,478
Increase in accounts payable and accrued expenses	109,537	76,283	248,279
Net cash flows provided by operating activities	(14,587)	(11,718)	(34,098)
Cash Flows from Financing Activities
Proceeds on loans payable, related parties	5,396	8,634	81,604
Proceeds on contracts payable			12,361
Proceeds (Payments) on loans payable		3,541	(59,821)
Net cash flows provided by financing activities	5,396	12,175	34,144
Net change in cash	(9,191)	457	46
Cash, beginning of period	9,240	32	3
Cash, end of period	$ 49	$ 489	$ 49

Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$ -	$ -	$ 1,023,853
Stock subscriptions issued for services to be provided	$ -	$ -	$ 720,000

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

Restatement

The number of common shares outstanding as of September 30, 2004, has been restated to record a stock subscription for 3,000,000 common shares.  In addition, management compensation expense and general and administrative expenses have been restated to correct for errors made related to the 2003 restatement as reported in the Company’s 2004 10-KSB.  The combined effect of the stock subscription and other adjustments was to decrease management compensation expense for the nine months ended September 30, 2004 by $39,000 and increase general and administrative expenses for the three months and nine months ended September 30, 2004 by $2,336 and $2,891, respectively.

Total common shares issued and outstanding as of September 30, 2004 increased by 3,000,000 shares and common shares issuable increased by 9,550,000 shares.  Reported loss per share for the three and nine months ended September 30, 2004, was materially unchanged at $0.00 per share.

There was no effect on net cash flows for the nine months ended September 30, 2004, as a result of the adjustments.

Going Concern

The Company has incurred significant losses from operations in each of the last two fiscal years and has an accumulated deficit at September 30, 2005.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share), and potentially dilutive common shares.  There were no potentially dilutive securities held as of September 30, 2005 or 2004.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

At September 30, 2005 the Company had a stockholders' deficit of $302,760.

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

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $276,238, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

Dated: November 25, 2005

By: Dr. J. Greig, Ph.D.

CEO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: November 25, 2005

By: Edward D. Renyk, CA

CFO and

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

November 25, 2005

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation. (the “Company”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

November 25, 2005

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer

Edward Renyk, Chief Financial Officer

November 25, 2005

November 12, 2005