Form 10KSB
NAPTAU GOLD CORP
filed 2006-04-17
CIK 949268

============================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT AMENDED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |  |  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of April 6, 2006.

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

The aggregate value of the voting common equity held by non-affiliates as of April 6, 2006 based on the sale price of $0.11 was $1,541,100.

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

    8

ITEM 8.A

CONTROLS AND PROCEDURES

    8

Part III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    8

ITEM 10.

EXECUTIVE COMPENSATION

    9

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

   11

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   12

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

   12

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

   13

SIGNATURES

   15

EXHIBITS

PART I

ITEM 1. BUSINESS

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

Business of Naptau Gold Corporation

The Company historically engaged in the acquisition, exploration and development of mineral properties.

The Company's principal business activity was the exploration and development of mineral properties until the reorganization approved by the shareholders as of September 24, 2003 (Exhibit 2.2).  Effective October 1, 2003 the Company discontinued its current operations and re-entered the development stage to examine new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry and pursue potential opportunities in the hospitality, real estate, and hotel sectors.

The CEO and President have identified potential opportunities in the providing of hospice care facilities in both the US and Overseas.  As of the date of this report they are pursuing these and researching opportunities in the development of mineral properties.

Risk Factors

Limited Operations:  Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated (“Noble”) for a release from all related debt.  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During 2005 the Company actively pursued opportunities related to its business.

At December 31, 2005 the Company had a stockholders' deficit of $343,319.

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

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $343,367 primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

The Company occupies office space provided by its CFO/Secretary, E. D. Renyk, at Unit 17, 12311 McNeely Dr., Richmond, BC, Canada, V6V 2S2 and has a representative office at 103 E. Holly Street, Suite 303, Bellingham, WA, 98225. No rent was paid for the use of the Canadian office. The space is adequate for the planned future conduct of the Company’s business over the next twelve months.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

*

On April 22, 1999 Naptau Gold Corporation was cleared to post a bid and ask quotation on the OTC Bulleting Board for Naptau Common Stock

Market price ranges of the Company’s common stock during 2005 and the previous two years were:

	2005		2004		2003
Period	High	Low	High	Low	High	Low
1st Quarter	0.14	0.06	0.35	0.15	0.08	0.03
2nd Quarter	0.11	0.05	0.32	0.15	0.16	0.03
3rd Quarter	0.08	0.05	0.25	0.08	0.26	0.04
4th Quarter	0.10	0.02	0.20	0.06	0.51	0.05

*

Holders.

As of April 11, 2006, there were 42 registered holders of the Company’s Common Stock.

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

There is a negative working capital balance of approximately $343,300, a significant portion, of which is owed to related parties, all of whom have a vested interest in ensuring the Company’s continued existence.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations during the 2005 year showing material increase or decrease over 2004 were:  (1)  Management Salaries $117,000, (2004 - $108,000) reflecting the effect of the management contract with the President being in effect for the full year; (3) General and Administrative $46,001, (2004 - $13,425) reflecting increased costs of Professional Fees reflecting the increased scrutiny of corporate filings; Interest $1,682 (2004 – $541) reflecting the added costs of carrying trade account balances.

With the exception of the increase in trade account balances $34,077 (2004 - $2,109) the Company has obtained its required funding for an increase in debt to shareholders, Officers and/or Directors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)  Report of Independent Registered Public Accounting Firm

NAPTAU GOLD CORPORATION
(a Development Stage Company)

FINANCIAL REPORT

DECEMBER 31, 2005

C  O  N  T  E  N  T  S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

1

FINANCIAL STATEMENTS

BALANCE SHEET

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF STOCKHOLDERS' DEFICIT

5

STATEMENTS OF CASH FLOWS

6

NOTES TO FINANCIAL STATEMENTS

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Naptau Gold Corporation

Bellingham, Washington

We have audited the accompanying balance sheet of Naptau Gold Corporation (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and for the period from September 30, 2003 (the effective date of the development stage) through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Naptau Gold Corporation (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from September 30, 2003 (the effective date of the development stage) through December 31, 2005, in conformity with accounting principles generally accepted in the United States.

1

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2005.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

April 9, 2006

Seattle, Washington

2

NAPTAU GOLD CORPORATION
(a Development Stage Company)

BALANCE SHEET

December 31, 2005

ASSETS
Current Asset
Cash	$ 49
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 34,077
Accrued management compensation	271,500
Accrued interest	2,678
Loans payable, related parties	35,113
Total current liabilities	343,368
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001, none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001,
59,060,560 shares issued and outstanding	59,061
Common stock issuable, 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,272,936)
(343,319)
$ 49

See Notes to Financial Statements

3

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2005

			Cumulative
			During the
			Development
	2005	2004	Stage
Revenue	$ -	$ -	$ -
Expenses
Management compensation	117,000	108,000	2,206,500
General and administrative	46,001	13,425	63,876
	163,001	121,425	2,270,376
Interest expense	1,682	541	2,560
Net loss	$ (164,683)	$ (121,966)	$ (2,272,936)
Net loss per common share (basic and fully diluted)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	68,610,560	67,484,533

See Notes to Financial Statements

4

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2005 and 2004 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2005

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit	Development Stage	Total
Balance, September 30, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$1,582,105	$ -	$(2,544,771)	$ -	$ (956,532)
Common stock issuable for
management compensation,
September 2003	-	-	-	-	39,000,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses,
September 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided,
May 2004			3,000,000	3,000			717,000	(720,000)
Issuance of common stock
issuable			49,927,060	49,927	(49,927,060)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	$ -	59,060,560	$ 59,061	9,550,000	$ 9,550	$5,213,481	$(720,000)	$ (2,632,475)	$(2,272,936)	$(343,319)

See Notes to Financial Statements

5

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2005

			Cumulative
			During the
			Development
	2005	2004	Stage
Cash Flows From Operating Activities
Net loss	$ (164,683)	$ (121,966)	$(2,272,936)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management
compensation			1,950,000
Change in operating assets and liabilities
Prepaid expenses		3,525	-
Accounts payable and accrued interest	31,968	(4,392)	67,710
Accrued management compensation	117,000	103,000	220,000
Net cash used in operating activities	(15,715)	(19,833)	(35,226)
Cash Flows From Financing Activities
Proceeds from contracts payable			12,361
Proceeds (payments) on loans payable		3,000	(59,821)
Proceeds from loans payable, related parties	6,524	26,041	82,732
Net cash provided by financing activities	6,524	29,041	35,272
Net change in cash	(9,191)	9,208	46
Cash, beginning of period	9,240	32	3
Cash, end of period	$ 49	$ 9,240	$ 49
Supplementary Information - Non-cash Transactions:
Common stock issuable for debt and accrued
expenses		$ -	$ 1,023,853
Stock subscription issued for services to be
provided		$ 720,000	$ 720,000

See Notes to Financial Statements

6

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

The Company's principal business activity was the exploration and development of mineral properties until the reorganization discussed below.  Effective as of September 30, 2003, the Company discontinued its current operations and re-entered the development stage to examine new opportunities in the acquisition and development of projects related to the base metal sectors of the mining industry and pursue potential opportunities in the hospitality, real estate, and hotel sectors.  Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of September 30, 2003.

To date, the management has provided the cash funding required to meet current operating costs.

The Company's offices are currently provided on a rent-free basis by the Chief Financial Officer of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit at December 31, 2005.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) attempting to raise additional capital and/or other forms of financing, (b) controlling overhead and expenses, and (c) considering other business alternatives.  There can be no assurance that any of these efforts will be successful.

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

Cash

Cash consists of checking and savings accounts held at financial institutions.  The Company did not pay cash for any interest or income taxes during 2005 or 2004.

Loans Payable, Related Parties

These loans consist of amounts due to directors and officers of the Company.  The loans have no stated interest rate and are due on demand.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by recognizing issuable shares in 2003.  Related accrued interest remains unpaid at December 31, 2005.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of December 31, 2005 or 2004.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, accrued management compensation, accrued interest, and loans payable, related parties.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Comprehensive Loss

Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," establishes standards for reporting comprehensive income (loss) and its components in financial statements.  Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded.  Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted.  Since the Company did not issue stock options to employees in 2005 or 2004, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.  When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

Income Taxes

The Company accounts for income taxes in accordance with the liability method.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

New Accounting Standards

SFAS No. 151, "Inventory Costs," is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions."  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets" – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary.  The adoption of FIN No. 46(R) did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments,'" which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share.  EITF 04-8 is effective for reporting periods ending after December 15, 2004.  The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2.  Stock Option Plan and Stock Grant Program

The Company has no stock options or grant programs in place.

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.  As of December 31, 2005, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $5,065,000 available to reduce future taxable income.  The tax losses expire in years between 2016 and 2026.

The deferred tax asset associated with the tax loss carryforward is approximately $1,722,000.  The Company has provided a full valuation allowance against the deferred tax asset.  The valuation allowance increased by $112,000 and $40,000 for 2005 and 2004, respectively.

The Company's ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2005 the Company retained Peterson Sullivan PLLC, Certified Public Accountants (“Peterson”) of Seattle, WA.

During the Company's two most recent fiscal years there were no disagreements between Peterson and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Peterson would have caused Peterson to make reference to the subject in its report.  In addition, during the Company's two most recent fiscal years no reportable events, as defined in Item 304(a)(1)(iv)(A), (B) (D) or (E) of Regulation S-B occurred.

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2001 thru 2005 ("fiscal years") payable/paid to Mr. Greig, the Company’s CEO, Mr. Miller, the Company’s President, Mr. Renyk, the Company's Secretary.  No other officer received any compensation from the Company in these fiscal years.

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
Name	Year	Salary	Restricted Stock (4 & 5)	All Other Compensation
J. Greig (2)	2003 2004 2005	$9,000 $60,000 $60,000	$1,950,000* --*	--
Loren Miller	2004 2005	$2,000 $12,000	--	--
Edward Renyk (1)	2001 2002 2003 2004 2005	$90,000 $90,000 $90,000 $45,000 $45,000	-- -- $75.00 --	-- -- --
Larry Fix	2002	--	$50.00	--

1.

On June 30, 1995, the Company entered into a five-year employment agreement with the then President of the Company that provided for a salary of $7,500 per month beginning July 1, 1995.  The agreement expired as of June 30, 2000 and it was agreed that Mr. Renyk continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract was negotiated.  On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re-organization plan at which time a new contract was to be negotiated.  Due to the delay in the conclusion of the re-organization plan Mr. Renyk agreed that effective January 1, 2004 that his salary be reduced to $3,750.00 per month.  All other terms to remain in effect until a new contract is negotiated.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of Maech 28, 2005, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

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

(2)

Based upon 59,060,160 shares of Common Stock outstanding on December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accrued management compensation

       $  271,500

Is composed of compensation due to the Company’s officers who have deferred payment until the Company creates a cash flow sufficient to cover its operating costs.

Loans payable, related parties

       $    35,113

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees  billed  by  Petterson Sullivan P.L.L.C. for professional  services  for  the  audit  of  the  Company's  annual  financial statements included in the Company's Form 10-KSB were  $20,300 for 2005 and $18,130 for 2004.

 (2)

Audit-Related Fees

There were no  fees billed to the Company for other audit-related services.

(3)

Tax fees

There were no  fees billed to the Company for tax compliance, advice or tax planning.

(4)

All Other Fees

There were no fees billed to the Company for any other products or services.

(7)

Audit Committee’s Pre-approved Policies and Procedures

The Board of Directors has not yet constituted an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006

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

April 17, 2006

---------------------------

Chief Executive Officer

J. Greig

/s/ Edward D. Renyk

Secretary, Director and

April 17, 2006

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Larry Fix

Director

April 17, 2006

--------------------------

Larry Fix

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  Naptau Gold Corporation. (the “Company”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

April 17, 2006

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Naptau Gold Corporation. (the “Company”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Edward Renyk

Chief Financial Officer

April 17, 2006

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

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig

Edward Renyk

Chief Executive Officer

Chief Financial Officer

April 17, 2006

April 17, 2006