Form 10QSB
period 2006-03-31
NAPTAU GOLD CORP
filed 2006-05-15
CIK 949268

==========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-2660

NAPTAU GOLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	22-3386947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

---------------------------

103 E. Holly St. Suite 303

Bellingham, WA 98226

 (Address of principal executive offices)

(604) 277-5252

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes |x|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of May 13, 2006.

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

Exhibits 31 & 32 – CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

BALANCE SHEET

March 31, 2006

(Unaudited)

ASSETS
Current Asset
Cash	$ 110
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 23,758
Accrued management compensation	300,750
Accrued interest	2,678
Loans payable, related parties	47,953
Total current liabilities	375,139
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001 none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001
59,060,560 issued and outstanding	59,061
Common stock issuable; 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,304,646)
(375,029)
$ 110

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2006

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -
Expenses
Management compensation	29,250	29,250	2,235,750
General and administrative	1,823	12,080	65,699
Interest	637		3,197
	31,710	41,330	2,304,646
Net Loss	$ (31,710)	$ (41,330)	$ (2,304,646)
Loss per Common Share (basic and
fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding	68,610,560	68,610,560

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2006 and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2006

 (Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,632,475)	$ -	$ (1,044,236)
Common stock issuable for
management compensation,
October 2003					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for
debt and accrued expenses,
October 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481		(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for services
to be provided, May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005			59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Net loss for period										(31,710)	(31,710)
Balance, March 31, 2006	-	$ -	59,060,560	$ 59,061	9,550,000	$ 9,550	$ 5,213,481	$ (720,000)	$ (2,632,475)	$ (2,304,646)	$ (375,029)

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2006

 (Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (31,710)	$ (41,330)	$ (2,304,646)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management compensation			1,950,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued interest	(10,320)	(730)	57,390
Accrued management compensation	29,250	29,250	249,250
Net cash used in operating activities	(12,780)	(12,810)	(48,006)
Cash Flows from Financing Activities
Proceeds from loans payable, related parties	12,841	3,625	95,573
Proceeds from contracts payable			12,361
Payments on loans payable			(59,821)
Net cash provided by financing activities	12,841	3,625	48,113
Net change in cash	61	(9,185)	107
Cash, beginning of period	49	9,240	3
Cash, end of period	$ 110	$ 55	$ 110

Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$ -	$ -	$ 1,023,853
Stock subscriptions issued for services to be provided	$ -	$ -	$ 720,000

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended December 31, 2005.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations in each of the last two fiscal years and has an accumulated deficit at March 31, 2006.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of March 31, 2006 or 2005.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Recent Accounting Pronouncements

There have been no recent pronouncements since December 31, 2005 that are expected to have a material effect on the financial statements of the Company.

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

At March 31, 2006 the Company had a stockholders' deficit of $375,029.

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

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $348,703, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

  *16 - Item 4.01 Changes in Registrant’s Certifying Accountant

31 & 32 – Certification

 *     Incorporated by reference to Company’s Form 8-K filed March 30, 2005 File Number 0002600

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAPTAU GOLD CORPORATION

/s/ J. Greig

---------------------------------

Dated: May 13, 2005

By: Dr. J. Greig, Ph.D.

CEO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: May 13, 2005

By: Edward D. Renyk, CA

CFO and

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2006

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2006

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation. (the “Company”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer

Edward Renyk, Chief Financial Officer

May 13, 2006

May 13, 2006