Form 10KSB/A
period 2005-12-31
NAPTAU GOLD CORP
filed 2006-07-21
CIK 949268

============================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  |X|

The issuer’s revenues for its most recent fiscal year:   $0.00

The aggregate value of the voting common equity held by non-affiliates as of April 6, 2006 based on the sale price of $0.11 was $1,541,100.

DOCUMENTS INCORPORATED BY REFERENCE

Part I Item 1 Form S-8 Registration Statement under the Securities Act of 1933 filed under Accession Number0001137171-04-000481 April 20,2004;

Part I Item 1 Amended Presentation to the Stock Holders, filed November 10, 2003; Employment Agreement of Loren Miller included in the Company’s Form 10-QSB for the quarter ended September 30, 2004 filed November 15, 2004.

Part III.  Item 9 Presentation to Stock Holders filed August 13, 2003; Item 10 Stock Option Plan and Stock Grant Plan included in the Company’s 10-SB filed  September 09, 1997; and

For further information on documents incorporated by reference see Item 13 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

Transitional Small Business Disclosure Format (Check one): Yes ____; No |X|

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

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations during the 2005 year showing material increase or decrease over 2004 were:  (1)  Management Salaries $117,000, (2004 - $108,000) reflecting the effect of the management contract with the President being in effect for the full year; (3) General and Administrative $46,000, (2004 - $13,425) reflecting increased costs of Professional Fees reflecting the increased scrutiny of corporate filings; Interest $1,700 (2004 – Nil) reflecting the added costs of carrying trade account balances.

With the exception of the increase in trade account balances $34,100 (2004 - $2,100) the Company has obtained its required funding for an increase in debt to shareholders, Officers and/or Directors.

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

See Notes to Financial Statements

4

NAPTAU GOLD CORPORATION
(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2005 and 2004 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2005

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit	Development Stage	Total
Balance, September 30, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$1,582,105	$ -	$(2,544,771)	$ -	$ (956,532)
Common stock issuable for
management compensation,
September 2003	-	-	-	-	39,000,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses,
September 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided,
May 2004			3,000,000	3,000			717,000	(720,000)
Issuance of common stock
issuable			49,927,060	49,927	(49,927,060)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	$ -	59,060,560	$ 59,061	9,550,000	$ 9,550	$5,213,481	$(720,000)	$(2,632,475)	$(2,272,936)	$(343,319)

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

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed established disclosure controls and other procedures that are designed  to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees  billed  by  Petterson Sullivan P.L.L.C. for professional  services  for  the  audit  of  the  Company's  annual  financial statements included in the Company's Form 10-KSB were  $18,130  (2004  -  $1,972).

 (2)

Audit-Related Fees

The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under audit fees by Peterson Sullivan PLLC, Certified Public Accountants for 2005 were $12,300 (2004- $0).

(3)

Tax fees

The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Peterson Sullivan PLLC, Certified Public Accountants for 2005 were $ 0 (2004 -  $0).

(4)

All Other Fees

The aggregate fees billed to the Company for products and services by Peterson Sullivan PLLC, Certified Public Accountants for 2005 were $30,430 (2004- $0).

(7)

Audit Committee’s Pre-approved Policies and Procedures

The Board of Directors has not yet constituted an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2006

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

July 17, 2006

---------------------------

Chief Executive Officer

J. Greig

/s/ Edward D. Renyk

Secretary, Director and

July 17, 2006

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Larry Fix

Director

July 17, 2006

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

July 17, 2006

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

July 17, 2006

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

July 17, 2006

July 17, 2006