Form 10QSB/A
period 2006-03-31
NAPTAU GOLD CORP
filed 2006-07-21
CIK 949268

==========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Item 3. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to section 240.13a-15(b) of the Exchange Act of 1934, which are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure, particularly during the period in which this report was prepared.  Based upon that evaluation, the Company’s Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the U.S. Securities and Exchange Commission.

However, due to the limited funding available to staff administrative and clerical positions, the Company continues to rely on its principal financial officer and treasurer to perform substantially all of the basic accounting functions.  It is not possible to adequately segregate the accounting responsibilities so that the person receiving and recording accounting entries is not the same person that is reconciling and reviewing the accounts and therefore extra diligence must be exercised during the period these tasks are combined and this weakness exists.   Because the volume of accounting transactions at this time is very low, the extra burden on the other members of the Company to carry out this extra diligence is minimal and manageable.

It is also recognized, for similar reason, the Company has not designated an audit committee and should address this concern at the earliest possible opportunity.

The Company is committed in its efforts to stabilize it’s financing to allow for adequate staffing of the accounting department and the addition of an audit committee once operations commence.

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

Dated: July 17, 2006

By: Dr. J. Greig, Ph.D.

CEO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: July 17, 2006

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

July 17, 2006

July 17, 2006