Form 10QSB
period 2006-09-30
NAPTAU GOLD CORP
filed 2006-11-20
CIK 949268

===========================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,060,560 shares of Common Stock, $.001 par value, were outstanding, as of October 04, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

====================================================================================

Form 10-QSB INDEX

Page Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NAPTAU GOLD CORPORATION (A Development Stage Company) BALANCE SHEET

September 30, 2006 (Unaudited)

ASSETS

Current Asset
Cash	$110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$35,772
Accrued management compensation	359,250
Accrued interest	2,678
Loans payable, related parties	59,060
Total current liabilities	456,760
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001 none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001
59,060,560 issued and outstanding	59,061
Common stock issuable; 9,550,000 shares	9,550
Additional paid-in capital	5,213,481
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,386,267)
(456,650)
$110

See Notes to Financial Statements

NAPTAU GOLD CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005, and for the
Period from October 1, 2003 (the effective date of the development stage) through
September 30, 2006
(Unaudited)

	Three	Three
	Months	Months	Nine Months Nine Months		Cumulative
	Ended	Ended	Ended	Ended	During the
	September	September	September	September	Development
	30, 2006	30, 2005	30, 2006	30, 2005	Stage
Revenues	$-	$-	$-	$-	$-
Expenses
Management compensation	29,250	29,250	87,750	87,750	2,294,250
General and administrative	6,220	5,073	25,148	35,718	89,025
Interest	--	518	433	656	2,993
	35,470	34,841	113,331	124,124	2,386,268
Net Loss	$(35,470)	$(34,481)	$(113,331)	$(124,124)	$(2,386,268)
Loss per Common Share (basic and
fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding	68,610,560	68,610,560	68,610,560	68,610,560

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

     For the Nine Months Ended September 30, 2006 and for the
Period from October 1, 2003 (the effective date of the development stage) through
September 30, 2006
(Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage		Total
Balance, October 1, 2003	-	$-	6,133,500	$6,134	-	$ -	$1,582,105	$-	$(2,632,475)	$ -		$(1,044,236)
Common stock issuable for
management compensation,
October 2003					39,000,000	39,000	1,911,000					1,950,000
Common stock issuable for
debt and accrued expenses,
October 2003					20,477,060	20,477	1,003,376					1,023,853
Net loss for period										(1,986,287)		(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481		(2,632,475)	(1,986,287)		(56,670)
Stock subscription issued for services
to be provided, May 2004			3,000,000	3,000			717,000	(720,000)				-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)						-
Net loss for period										(121,966)		(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)		(178,636)
Net loss for period										(164,683)		(164,683)
Balance December 31, 2005			59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)		(343,319)
Net loss for period										(113,331)		(113,331)
Balance, September 30, 2006	-	$-	59,060,560	$59,061	9,550,000	$9,550	$5,213,481	$(720,000)	$(2,632,475)	$(2,386,267)	$	(456,650)

See Notes to Financial Statements

NAPTAU GOLD CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

      For the Nine Months Ended September 30, 2006 and for the
Period from October 1, 2003 (the effective date of the development stage) through
September 30, 2006
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	During the
	September 30,	September 30,	Development
	2006	2005	Stage
Cash Flows from Operating Activities
Net loss for period	$(113,331)	$(124,124)	$(2,386,268)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management compensation			1,950,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued interest	(1,695)	24,787	69,405
Accrued management compensation	87,750	87,750	307,750
Net cash used in operating activities	(23,886)	(14,587)	(59,113)
Cash Flows from Financing Activities
Proceeds from loans payable, related parties	23,947	5,396	106,680
Proceeds from contracts payable			12,361
Payments on loans payable			(59,821)
Net cash provided by financing activities	23,947	5,396	59,220
Net change in cash	61	(9,191)	107
Cash, beginning of period	49	9,240	3
Cash, end of period	$110	$49	$110
Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$-	$-	$1,023,853
Stock subscriptions issued for services to be provided	$-	$-	$720,000

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

Going Concern

The Company has incurred significant losses from operations in each of the last two fiscal years and has an accumulated deficit at September 30, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no potentially dilutive securities held as of September 30, 2006 or 2005. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

At September 30, 2006 the Company had a stockholders' deficit of $456,650.

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

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $418,310, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties. There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

NAPTAU GOLD CORPORATION
/s/ J. Greig
---------------------------------
Dated: October 20, 2006	By: Dr. J. Greig, Ph.D.
CEO and
Principal Executive Officer
/s/ Edward D. Renyk
---------------------------------
Dated: October 20, 2006	By: Edward D. Renyk, CA
CFO and
Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

October 20, 2006

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Naptau Gold Corporation. (the “Company”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ E. D. Renyk

Edward Renyk, Chief Financial Officer October 20, 2006

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Naptau Gold Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig	/s/ E. D. Renyk
Dr. J. Greig, Chief Executive Officer	Edward Renyk, Chief Financial Officer
October 20, 2006	October 20, 2006