Form 10KSB
period 2006-12-31
NAPTAU GOLD CORP
filed 2007-05-18
CIK 949268

============================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-26600

---------------------------------------------------------------------------------------------------------------------------------

1st NRG CORP

(Name of small business as specified in its charter)

Delaware                                                       22-3386947

(State or other jurisdiction of                                  (IRS Employer

incorporation or organization)                               Identification No.)

1941 Lake Whatcom Blvd #212

Bellingham, WA  98229

(address of principal executive offices)

360-384-4390

(Issuer's telephone number)

--------------------------------------------------------------------------

Naptau Gold Corporation

(former name)

103 E Holly St, Suite 303

Bellingham, WA 98226

(former address)

-----------------------------

(Former name, former address and former fiscal year if changed since last report)

------------------------------------------------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |  |  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,846,274 shares of Common Stock, $.001 par value, were outstanding, as of May 14, 2007.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  |X|

State issuer’s revenues for its most recent fiscal year:   $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of May 14, 2007 based on the price of $0.14 was $2,171,456.

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

DESCRIPTION OF BUSINESS

    4

ITEM 2.

DESCRIPTION OF PROPERTY

    5

ITEM 3.

LEGAL PROCEEDINGS

    5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    5

Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDERS MATTERS

    5

ITEM 6.

MANAGEMENT’S PLAN OF OPRTATION

    6

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    6

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

    7

ITEM 8.A

CONTROLS AND PROCEDURES

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

   13

EXHIBITS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Business of 1st NRG Corp.

The Company historically engaged in the acquisition, exploration and development of mineral properties.

The Company's principal business activity was the exploration and development of mineral properties until the reorganization approved by the shareholders as of September 24, 2003 (Exhibit 2.2).  Effective October 1, 2003 the Company discontinued its current operations and re-entered the development stage to examine new opportunities in the acquisitions.

In 2006 the Company’s executive was introduced to opportunities in “Specialty Fuel Distribution” by its CEO and has embarked on a path to leverage itself into favorable partnerships with major refineries.    The company is currently working on a plan to strategically acquire underutilized crude refining assets to begin implementation of this operational strategy.  Further, to reflect this change of direction, the Company changed its name to 1st NRG Corp.

The Company relocated its offices to 1941 Lake Whatcom Blvd, #212, Bellingham, WA, 98229 which is currently provided on a rent-free basis by a Director of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.  It is anticipated, that even with the pursuit in this new direction, the demands on the present facilities will not exceed their capacity.

Risk Factors

Limited Operations:  Need for Additional Funds. By agreement, effected December 31, 1999, the Company relinquished all its mining properties and equipment back to Noble Metal Group Incorporated (“Noble”) for a release from all related debt.  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During 2006 the Company actively pursued opportunities related to its business.

At December 31, 2006 the Company had a stockholders' deficit of $482,295.

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

 Historically, management has provided the cash funding required to meet current operating costs.  Additionally the Company has undertaken further steps as part of the plans outlined above under “Business of 1st NRG Corp.” with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) in November the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt (see “Item 13(a) Exhibits 10.22, Chadbourn Securities Private Placement Letter of Intent) , (b) with the raising of $500,000 private placement funding, (see “Item 13(a) Exhibits 10.23), in April, 2007 this burden has been lifted from them, (c) controlling overhead and expenses, and (d) considering other business alternatives.  There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $458,115 primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

ITEM 2. DESCRIPTION OF PROPERTY

At present the Company holds no properties.

The Company occupies office space provided by its CSO/Chairman, Dr. J. Greig, Ph.D., at 1941 Lake Whatcom Blvd, #212, Bellingham, WA, 98229 and has a representative office provided by its Secretary, E. D. Renyk at Unit 17, 12311 McNeely Dr., Richmond, BC, Canada, V6V 2S2. No rent was paid for the use of either office. The space is adequate for the planned future conduct of the Company’s business over the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

*

On April 22, 1999 1st NRG Corp was cleared to post a bid and ask quotation on the OTC Bulleting Board for its common Stock

Market price ranges of the Company’s common stock during 2006 and the previous two years were:

	2006		2005		2004
Period	High	Low	High	Low	High	Low
1st Quarter	0.30	0.08	0.14	0.06	0.35	0.15
2nd Quarter	0.15	.10	0.11	0.05	0.32	0.15
3rd Quarter	0.10	0.06	0.08	0.05	0.25	0.08
4th Quarter	0.10l	0.05	0.10	0.02	0.20	0.06

*

Holders - As of April 11, 2006, there were 48 registered holders of the Company’s Common Stock.

Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act")quarter of 2003:

During the third quarter of 2006, 785,714 common shares were issued to conclude the terms of the Private Placement Agreement (see “Item 13(a) Exhibits 10.22, Chadbourn Securities Private Placement Letter of Intent).

During  the  third  quarter  of 2003, 3,000,000 common shares were issued as a good faith deposit pursuant to an aborted purchase of mining properties and under the terms of the preliminary agreements are to be returned for cancellation now that the transaction is not proceeding.

The  Company  believes  that  the above-referenced transactions are was exempt  from registration under the Act, pursuant to Section 4(2) of the Act and the  rules  and regulations promulgated there under as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the  Act.

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

There is a negative working capital balance of approximately $482,295 of which $458,115 is owed to related parties, all of whom have a vested interest in ensuring the Company’s continued existence.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

Expenditures as shown in the Statements of Operations during the 2006 year show no material increase or decrease over 2005.

In 2006 the Company obtained its required funding from an increase in debt to shareholders, Officers and/or Directors, 2006 - $458,115 and 2005 – 307,613.

The Outline

The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production.  It will attack this market by developing partnerships with major players, identifying acquisition targets, and utilize its established financial associations to fund the model.  As the model develops the Company’s Chief Strategic Officer has identified quality qualified personnel, with whom he is in current negotiation, to help bring the model to life and guide it through the various stages of development and growth.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)  Report of Independent Registered Public Accounting Firm

1st NRG CORP (formerly Naptau Gold Corporation) (a Development Stage Company) FINANCIAL REPORT DECEMBER 31, 2006

C  O  N  T  E  N  T  S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

1

FINANCIAL STATEMENTS

BALANCE SHEET

2

STATEMENTS OF OPERATIONS

3

STATEMENTS OF STOCKHOLDERS' DEFICIT

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENT

6 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

1st NRG Corp formerly Naptau Gold Corporation

Bellingham, Washington

We have audited the accompanying balance sheet of 1st NRG Corp (a development stage company) (formerly Naptau Gold Corporation) as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period from September 30, 2003 (the effective date of the development stage) through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st NRG Corp (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from September 30, 2003 (the effective date of the development stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2006.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington

May 14, 2007

1

1st NRG CORP

(formerly Naptau Gold Corporation)
(a Development Stage Company)

BALANCE SHEET

December 31, 2006

ASSETS	2006
Current Assets
Cash	$ 110
Prepaid expenses	10,000
Total current assets	$ 10,110
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 31,612
Accrued management compensation	388,500
Accrued interest	2,678
Loans payable, related parties	69,615
Total current liabilities	492,405
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-
Common stock - authorized 500,000,000 shares,
par value $.001, 59,560,560 shares issued
and outstanding	59,561
Common stock issuable, 9,835,714 shares	9,836
Additional paid-in capital	5,250,195
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,449,412)
(482,295)
$ 10,110

See Notes to Financial Statements

2

1st NRG CORP

(formerly Naptau Gold Corporation)
(a Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2006

	2006	2005	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -
Expenses
Management compensation	117,000	117,000	2,323,500
General and administrative	58,658	46,001	122,534
	175,658	163,001	2,446,034
Interest expense	818	1,682	3,378
Net loss	$ (176,476)	$ (164,683)	$(2,449,412)
Net loss per common share (basic and fully diluted)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	68,729,281	68,610,560

See Notes to Financial Statements

3

1st NRG CORP

(formerly Naptau Gold Corporation)
(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2006 and 2005 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2006

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	6,133,500	$6,134	-	$ -	$1,582,105	$ -	$(2,544,771)	$ -	$ (956,532)
Common stock issuable for
management compensation,
September 2003	-	-	-	-	39,000,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses,
September 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided,
May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			49,927,060	49,927	(49,927,060)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for
prepaid expenses on services
to be provided in 2007, Nov 2006					285,714	286	9,714				10,000
Issuance of common stock
for services, Nov 2006			500,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	$ -	59,560,560	$59,561	9,835,714	$9,836	$5,250,195	$(720,000)	$(2,632,475)	$(2,449,412)	$(482,295)

See Notes to Financial Statements

4

1st NRG CORP

(formerly Naptau Gold Corporation)
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and for the Period from

September 30, 2003 (the effective date of the development stage) through December 31, 2006

	2006	2005	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss	$ (176,476)	$ (164,683)	$(2,449,412)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
management compensation			1,950,000
future services	10,000		10,000
Common stock issued for:
services	27,500		27,500
Change in operating assets and liabilities
Prepaid expenses	(10,000)		(10,000)
Accounts payable and accrued interest	(2,465)	31,968	65,245
Accrued management compensation	117,000	117,000	337,000
Net cash used in operating activities	(34,441)	(15,715)	(69,667)
Cash Flows From Financing Activities
Proceeds from contracts payable			12,361
Payments on loans payable			(59,821)
Proceeds from loans payable, related parties	34,502	6,524	117,234
Net cash provided by financing activities	34,502	6,524	69,774
Net change in cash	61	(9,191)	107
Cash, beginning of period	49	9,240	3
Cash, end of period	$ 110	$ 49	$ 110
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ 37,500		$ 1,041,353
Stock subscription issued for services to be
provided			$ 720,000

See Notes to Financial Statements

5

NOTES TO FINANCIAL STATEMENT

Note 1.  Summary of Significant Accounting Policies

Business Operations

1st NRG Corp (the "Company") (formally Naptau Gold Corporation) was formed under the laws of the State of Delaware on January 8, 1988, and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and, as of December 31, 1999, the Company entered into a rescission and release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.  At present the Company holds no interest in any mineral properties.

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

In 2006, the Company began to explore and consider opportunities in “Specialty Fuel Distribution” entering partnerships with major refineries.  The Company is currently working on a plan to acquire underutilized crude oil refining assets to begin implementation of their operational strategy.  Further, to reflect this change of direction, the Company changed it’s name to 1st NRG Corp.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at December 31, 2006 of $ 5,081,887.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) in November 2006, the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt to acquire the underutilized crude refining assets as referred to  above in Business Operations, (b) controlling overhead and expenses, and (c) considering other business alternatives.  There can be no assurance that any of these efforts will be successful.

6

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

Cash

Cash consists of checking and savings accounts held at financial institutions.  The Company did not pay cash for any interest or income taxes during 2006 or 2005.

Loans Payable, Related Parties

These loans consist of amounts due to directors and officers of the Company.  The loans have no stated interest rate and are due on demand.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by recognizing issuable shares in 2003.  Related accrued interest remains unpaid at December 31, 2006.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of December 31, 2006 or 2005.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No 123(R), “Share-Based Payment,” (“SFAS 123R”) which requires measurement of compensation cost for all stock-based compensation awards at fair value on date of grant and recognition of compensation cost over the requisite service period.  Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Options Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with APB 25, stock option expense was recognized based on the intrinsic value method whereby any difference between exercise price and fair value of the common stock on the date of grant was recognized as stock option compensation expense ratably over the vesting peirod.  Since the Company did not issue stock options to employees in 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.  When the Company issues shares to employees and others, the shares are valued based on the market price at the date the shares are approved for issuance.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006.  Employers without publicly traded equity securities are required to include certain disclosures until fully adopting FAS 158 for fiscal years ending after December 15, 2006 but before June 16, 2007.  The Company does not expect any material impact from applying FAS 158.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has no financial instruments that could be affected by FAS 159, did not exercise early adoption of FAS 159, and does not expect any material impact on the Company’s financial position.

Note 2.  Stock Option Plan and Stock Grant Program

The Company has no stock options or grant programs in place.

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.  As of December 31, 2006, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $5,000,000 available to reduce future taxable income.  The tax losses expire in years between 2017 and 2027.

The deferred tax asset associated with the tax loss carryforward is approximately $1,729,000.  The Company has provided a full valuation allowance against the deferred tax asset.  The valuation allowance increased by $7,000 and $112,000 for 2006 and 2005, respectively.

The Company's ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

Note 4.  Related Party Transactions

The Company relocated its offices to Bellingham, Washington, which are currently provided on a rent-free basis by a Director of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these financial statements.  It is anticipated that even with the pursuit in the new operations, the demands on this present space will not exceed the Company’s requirements for the next year.

In 2007, in conjunction with and to facilitate the signing of the Private Placement Letter of Intent, noted above under the Going Concern heading, the CEO advanced $10,000 to the Company to meet the cash requirements due on signing of the agreement.  The advance was made on the understanding, and with Board approval, that he would receive common shares in the Company as repayment calculated on the bid price, $0.035 per share, of the Company’s stock on the day of the transaction.  The Board of Directors allocated 285,714 common shares to complete the transaction, which are still to be issued.

Note 5.  Subsequent Events

In April 2007, the Company successfully raised $500,000 by way of a Common Stock Unit Purchase Agreement, consisting of a unit composed of a combination of common shares and warrants.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Strategic Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed established disclosure controls and other procedures that are designed  to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

Our Certifying Officers are aware that with the limited level of operations, financial resources and availability of personnel that material weaknesses exist in the controls and procedures, particularly in the concentration of duties, lack of an audit committee and access to additional financial expertise, both within and external to the current composition of the Board of Directors.  The Chief Strategic Officer is actively engaged in actions to resolve these deficiencies.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	POSITIONS HELD WITH THE CORPORATION
Dr. J. Greig	Director, & Chief Strategic Officer
Edward D. Renyk	Director, Secretary/Treasurer & Chief Financial Officer
Larry Fix	Director

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

Loren Miller.  Former President resigned December 31, 2006 in order to devote time to his development projects.  The Company is in active negotiations to fill the position of President.

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

Ludwig Stromeye resigned as a director and officer in order to devote more efforts to his overseas projects.

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

Long-Term Compensation Awards
Name	Year	Salary	Restricted Stock (4 & 5)	All Other Compensation
J. Greig (2)	2003 2004 2005 2006	$9,000 $60,000 $60,000 $60,000	$1,950,000* --*	--
Edward Renyk (1)	2001 2002 2003 2004 2005 2006	$90,000 $90,000 $90,000 $45,000 $45,000 $45,000	-- -- $75.00 --	-- -- --
Larry Fix	2002	--	$50.00	--

SUMMARY COMPENSATION TABLE

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

2.

On October 1, 2003 the Company appointed a new President, Dr. Greig, and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $5,000 per month beginning November 1, 2003.  Effective November 1, 2004 Dr. Greig resigned as President.  He continues as CSO and Chairman of the Board.  All other terms of his contract remain unchanged.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 14, 2007, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name	Number of Shares owned (1)	Percentage of Shares Owned (2)

Dr. J. Greig 103 E. Holly Street, Suite 303, Bellingham, WA 98226 Director, Chairman & Chief Strategic Officer	39,000,000	65.48%

Edward D. Renyk 17 – 12311 McNeely Dr., Richmond, BC, V6V 2S2 Director, Secretary & Chief Financial Officer	5,955,160	10.00%

Larry Fix 11700 King Road, Richmond, BC, Canada V7A 3B6 Director	50,000	--
Officers and Directors as a Group (3 persons)	45,005,160	75.56

 --

Less than 1%

(1)

Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)

Based upon 59,560,560 shares of Common Stock outstanding on December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accrued management compensation

      $388,500

Is composed of compensation due to the Company’s officers who have deferred payment until the Company creates a cash flow sufficient to cover its operating costs.

Loans payable, related parties

     $69,615

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

10.20

Release Agreement between the Company and Dorothy Dennis dated the 17th day of February, 2000 (2)

10.21

Employment Agreement of Loren Miller (6)

10.21.1

Employment Agreement of J. Greig

10.22

Common Stock Unit Purchase Agreement (7)

10.23

Private Placement Letter of Intent – Chadbourn Securities (7)

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

(7)

Attached

(b)

Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees  billed  by  Petterson Sullivan P.L.L.C. for professional  services  for  the  audit  of  the  Company's  annual  financial statements and quarterly reviews  included in the Company's Form 10-KSB and Forms 10-QSB were  $22,500  (2005  -  $20,300).

 (2)

Audit-Related Fees

There were no fees billed to the Company for other audit related fees.

(3)

Tax fees

There were no fees billed to the Company for tax compliance, advice or planning.

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

Dated:May 14, 2007

                                    1ST NRG CORP

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

May 14, 2007

---------------------------

Chief Executive Officer

J. Greig

/s/ Edward D. Renyk

Secretary, Director and

May 14, 2007

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Larry Fix

Director

May 14, 2007

--------------------------

Larry Fix

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  1st NRG Corp. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2007

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2007

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig

Edward Renyk

Chief Executive Officer

Chief Financial Officer

May 14, 2007

May 14, 2007