Form 10QSB
period 2007-03-31
NAPTAU GOLD CORP
filed 2007-05-31
CIK 949268

===========================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number 0-2660

1ST NRG CORP

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	22-3386947 (IRS Employer Identification No.)

1941 Lake Whatcom Blvd #212

Bellingham, WA  98229

(address of principal executive offices)

360-384-4390

(issuer's telephone number)

--------------------------------------------------------------------------

 (former name)

 (former address)

-----------------------------

(Former name, former address and former fiscal year, if changed since last report)

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,846,274 shares of Common Stock, $.001 par value, were outstanding, as of May 17, 2007.

Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

====================================================================================

Form 10-QSB

INDEX

                                                                         Page

                                                                        Number

PART I. FINANCIAL INFORMATION

  2

Item 1. Financial Statements

  2

        Balance Sheet

  2

        Statements of Operations

  3

        Statements of Stockholders’ Deficit

  4

        Statements of Cash Flows

  5

        Notes to Financial Statements

  6

Item 2. Plan of Operation

 8

Item 3. Controls and Procedures

  9

PART II OTHER INFORMATION

  9

Item 1. Legal Proceedings

  9

Item 2. Changes in Securities

  9

Item 3. Defaults upon Senior Securities

  9

Item 4. Submission of Matters to a Vote of Security Holders

  9

Item 5. Other Information

  9

Item 6. Exhibits and reports on Form 8-K

  9

SIGNATURES

  11

Exhibits 31 & 32 – CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1st NRG CORP

(formerly Naptau Gold Corporation)
(A Development Stage Company)

BALANCE SHEET

March 31, 2007

(Unaudited)

ASSETS
Current Assets
Cash	$ 110
Prepaid expenses	10,000
Total current assets	$ 10,110
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 33,579
Accrued management compensation	414,750
Accrued interest	2,678
Loans payable	12,500
Loans payable, related parties	58,425
Total current liabilities	521,932
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares, par value $.001 none issued or outstanding
Common stock - authorized 500,000,000 shares, par value $.001
59,560,560 issued and outstanding	59,561
Common stock issuable; 9,835,714 shares	9,836
Additional paid-in capital	5,250,195
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,478,939)
(511,822)
$ 10,110

See Notes to Financial Statements

1st NRG CORP

(formerly Naptau Gold Corporation)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2007

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative During the Development Stage
Revenues	$ -	$ -	$ -
Expenses
Management compensation	26,250	29,250	2,349,750
General and administrative	3,268	1,823	125,802
Interest	9	637	3,387
	29,527	31,710	2,478,939
Net loss	$ (29,527)	$ (31,710)	$(2,478,939)
Loss per Common Share (basic and
fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding	69,396,274	68,610,560

See Notes to Financial Statements

1st NRG CORP

(formerly Naptau Gold Corporation)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2007 and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2007

 (Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$1,582,105	$ -	$(2,632,475)	$ -	$(1,044,236)
Common stock issuable for
management compensation,
October 2003					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for
debt and accrued expenses,
October 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481		(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for services
to be provided, May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss for period										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss for period										(164,683)	(64,683)
Balance December 31, 2005			59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid
expenses on services to be
provided in 2007					285,714	286	9,714				10,000
Issuance of common stock for
services, November 2006			500,000	500			27,000				27,500
Net loss for period										(176,476)	(176,476)
Balance December 31, 2006	-	-	59,560,560	59,561	9,835,714	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Net loss										(29,527)	(29,527)
Balance, March 31, 2007	-	$ -	59,560,560	$59,561	9,835,714	$ 9,836	$5,250,195	$ (720,000)	$(2,632,475)	$(2,478,939)	$(511,822)

See Notes to Financial Statements

1st NRG CORP

(formerly Naptau Gold Corporation)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three  Months Ended March 31, 2007 and 2006, and for the
Period from October 1, 2003 (the effective date of the development stage) through

March 31, 2007

 (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net loss for period	$ (29,527)	$ (31,710)	$ (2,386,268)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for management compensation			1,950,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued interest	1,967	(10,320)	69,405
Accrued management compensation	26,250	29,250	307,750
Net cash used in operating activities	(1,310)	(12,780)	(59,113)
Cash Flows from Financing Activities
Proceeds from loans payable, related parties	1,310	12,841	106,680
Proceeds from contracts payable			12,361
Payments on loans payable			(59,821)
Net cash provided by financing activities	1,310	12,841	59,220
Net change in cash	-	61	107
Cash, beginning of period	110	49	3
Cash, end of period	$ 110	$ 110	$ 110

Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$ -	$ -	$ 1,023,853
Stock subscriptions issued for services to be provided	$ -	$ -	$ 720,000

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp (the "Company") (formerly Naptau Gold Corporation) was formed under the laws of the State of Delaware on January 8, 1988.  The Company's principal business activity was the exploration and development of mineral properties until it reorganized.  Effective as of October 1, 2003, the Company discontinued its operations related to mineral properties and re-entered the development stage to examine new opportunities.  In 2006, the Company began to explore and consider opportunities in “Specialty Fuel Distribution” by entering partnerships with major refineries.  The Company is currently working on a plan to acquire underutilized crude oil refining assets to begin implementation of their operational strategy.

Accordingly, these interim period financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

The Company's offices are currently provided on a rent-free basis by a Director of the Company.  Due to limited Company operations, any facilities expenses are not material and have not been recognized in these interim period financial statements.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2006.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at March 31, 2007.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) in November 2006, the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt to acquire the underutilized crude refining assets as referred to above in Organiztion, and (b) controlling overhead and expenses.  There can be no assurance that any of these efforts will be successful.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive securities held as of March 31, 2007 or 2006.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Stock Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No. 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Recent Accounting Pronouncements

There have been no recent pronouncements since December 31, 2006 that are expected to have a material effect on the financial statements of the Company.

Note 2.  Subsequent Event

In April 2007, by way of a Common Stock Unit Purchase Agreement, the Company successfully raised $500,000 through the sale of a combination of 14,285,700 common shares, and 10,000,000 warrants which allow the holder to purchase 10,000,000 additional shares at $3.00 per share, expiring 30 months from April 2007.  These shares have not yet been issued as of May 17, 2007.

In May 2007, the Company issued 500,000 stock options to the Company CFO.  The options are exercisable at $1.00 per share and are exercisable for 3 years beginning in May 2007.

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

With the completion of the re-organization in 1994 the Company expanded its areas of interest in addition to the historical mineral exploration activities carried on in the past.  The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production.  It will attack this market by developing partnerships with major players, identifying acquisition targets, and utilize its established financial associations to fund the model.  As the model develops the Company’s Chief Strategic Officer has identified quality qualified personnel, with whom he is in current negotiation, to help bring the model to life and guide it through the various stages of development and growth.

Limited Operations:  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  Expenditures as shown in the Statements of Operations during the current quarter show no material increase or decrease over 2006.

At March 31, 2007 the Company had a stockholders' deficit of $511,822.

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

Historically, management has provided the cash funding required to meet current operating costs.  Additionally the Company has undertaken further steps as part of the plans outlined above under “Plan of Operation” with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) in November the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt (see “Item 13(a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent) , (b) with the raising of $500,000 private placement funding, (see “Item 13(a) Exhibits 10.22,  Common Stock Unit Purchase Agreement), and in April, 2007, (c) controlling overhead and expenses.  There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $473,175, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

During this quarter the Company obtained its required funding from an increase in debt to shareholders, Officers and/or Directors.

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

*10.22 – Common Stock Unit Purchase Agreement

*10-23 – Private Placement Letter of Intent – Chadbourn Securities

31 & 32 – Certification

 *     Incorporated by reference to Company’s 10-KSB filed May 18, 2007 Accession Number 0001137171-07-000745

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST NRG CORP

/s/ J. Greig

---------------------------------

Dated: May 20, 2007

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: May 20, 2007

By: Edward D. Renyk, CA

Secretary and

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2007

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2007

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer

Edward Renyk, Chief Financial Officer

May 20, 2007

May 20, 2007