Form 10QSB
period 2007-06-30
1st NRG Corp.
filed 2007-08-20
CIK 949268

======================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  59,560,560 shares of Common Stock, $.001 par value, were outstanding, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

====================================================================================

Form 10-QSB

INDEX

                                                                         Page

                                                                        Number

PART I. FINANCIAL INFORMATION

  2

Item 1. Financial Statements

  2

        Balance Sheet

  2

        Statements of Operations

  3

        Statements of Stockholders’ Equity

  4

        Statements of Cash Flows

  5

        Notes to Financial Statements

  6

Item 2. Plan of Operation

 9

Item 3. Controls and Procedures

  11

PART II OTHER INFORMATION

  11

Item 1. Legal Proceedings

  11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  11

Item 3. Defaults upon Senior Securities

  11

Item 4. Submission of Matters to a Vote of Security Holders

  11

Item 5. Other Information

  11

Item 6. Exhibits and reports on Form 8-K

  11

SIGNATURES

  13

Exhibits 31 & 32 – CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

1st NRG CORP
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current Assets
Cash	$ 7,826
Cash held in escrow accounts	351,500
Prepaid expenses	28,051
Total current assets	$ 387,377
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 18,909
Accrued management compensation	312,045
Accrued interest	2,678
Loans payable	12,500
Loans payable, related parties	6,832
Total current liabilities	352,964
Stockholders' Equity
Preferred stock - authorized 5,000,000 shares, par value $.001
none issued or outstanding	-
Common stock - authorized 500,000,000 shares, par value $.001
59,560,560 issued and outstanding	59,561
Common stock issuable; 24,121,414 shares	24,122
Additional paid-in capital	5,735,909
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,432,704)
34,413
$ 387,377

See Notes to Financial Statements

1st NRG CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006, and for the
Period from October 1, 2003 (the effective date of the development stage) through
June 30, 2007
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative During the Development Stage
	Ended	Ended	Ended	Ended
	30-Jun-07	30-Jun-06	30-Jun-07	30-Jun-06
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
Management compensation	102,295	29,250	128,545	58,500	2,452,045
General and administrative	56,462	17,105	59,731	18,929	182,264
Interest	8	(204)	16	433	3,395
	158,765	46,151	188,292	77,862	2,637,704
Other income
Extinquishment of related party debt	205,000		205,000		205,000
Net income (loss)	$ 46,235	$ (46,151)	$ 16,708	$ (77,862)	$ (2,432,704)
Income per Common Share (basic and
fully diluted)	$0.00	($0.00)	$0.00	($0.00)

Weighted average number of common
shares outstanding	81,013,217	68,610,560	75,236,837	68,610,560

See Notes to Financial Statements

1st NRG CORP
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007 and for the
Period from October 1, 2003 (the effective date of the development stage) through
June 30, 2007
(Unaudited)

										Deficit
										Accumulated
					Common Stock		Additional			During the
	Preferred Stock		Common Stock		Issuable		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,632,475)	$ -	(1,044,236)
Common stock issuable for
management compensation,
October 23, 2003					39,000,000	39,000	1,911,000				1,950,000
Common stock issuable for											-
debt and accrued expenses,											-
October 23, 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for services			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss for period										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss for period										(164,683)	(164,683)
Balance December 31, 2005	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid
expenses on services to be
provided in 2007					285,714	286	9,714				10,000
Issuance of common stock for
services, November 2006			500,000	500			27,000				27,500
Net loss for period										(176,476)	(176,476)
Balance December 31, 2006	-	-	59,560,560	59,561	9,835,714	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Common stock issuable for cash
including warrants for zero value					14,285,700	14,286	485,714				500,000
Net income										16,708	16,708
Balance, June30, 2007	-	$ -	59,560,560	$ 59,561	24,121,414	$ 24,122	$ 5,735,909	$ (720,000)	$ (2,632,475)	$ (2,432,704)	$ 34,413

See Notes to Financial Statements

1st NRG CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006, and for the
Period from October 1, 2003 (the effective date of the development stage) through
June 30, 2007
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative During the Development Stage
Cash Flows from Operating Activities
Net income (loss) for period	$16,708	($77,862)	($2,432,704)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Common stock issuable for:
management compensation			1,950,000
future services			10,000
Common stock issued for:
services			27,500
Gain on extinguishment of related party debt	(205,000)		(205,000)
Changes in operating assets and liabilities
Prepaid expenses	(18,051)		(28,051)
Accounts payable and accrued expenses	(12,703)	(4,194)	52,542
Accrued management compensation	128,545	58,500	465,545
Net cash used in operating activities	(90,501)	(23,556)	(160,168)
Cash Flows from Investing Activities
Increase in deposits held in Escrow	(351,500)		(351,500)
Net cash used in investing activities	(351,500)	-	(351,500)
Cash Flows from Financing Activities
Proceeds from loans payable, related parties	-	23,617	117,234
Proceeds from contracts payable			12,361
Proceeds from common stock	500,000		500,000
Payments on loans payable			(59,821)
Payments on loans payable, related parties	(50,283)		(50,283)
Net cash provided by financing activities	449,717	23,617	519,491
Net change in cash	7,716	61	7,823
Cash, beginning of period	110	49	3
Cash, end of period	$ 7,826	$ 110	$ 7,826

Supplementary information - Non-cash Transactions:
Common stock issuable for debt and accrued expenses	$ -	$ -	$ 1,041,353
Stock subscriptions issued for services to be provided	$ -	$ -	$ 720,000

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

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at June 30, 2007.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In November 2006, Management of the Company, as part of a plan of sustaining Company operations for the next twelve months and beyond signed a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company for an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt to acquire the underutilized crude refining assets as referred to above in Organization.  Pursuant to this plan, the Company has raised $500,000 as described in Note 2.

The Company has placed $351,500 of these proceeds in escrow accounts under the influence of escrow agents in connection with in-process transactions related to the acquisitions referred to above.

There can be no assurance that any of these efforts will be successful and that the Company will reach its stated goals.

Earnings per Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were 10,500,000 potentially dilutive securities held as of June 30, 2007 and none as of June 30, 2006. For the three and six months ended June 30, 2007 outstanding options and warrants were anti-dilutive because the effect of including potentially dilutive securities would not change the basic loss per share or the earnings per share for any periods presented.  As such, their effect has not been included in the calculation of diluted income per share.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  The standard is effective for years beginning after November 15, 2007.  We are currently assessing the impact, if any, of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

Note 2. Equity Transactions

In April 2007, the Company reached agreement to issue 14,285,700 shares of common stock for aggregate proceeds of $500,000.  The common stock issuable at June 30, 2007 will include 10,000,000 stock purchase warrants which allow the holder to purchase 10,000,000 additional shares at $3.00 per share, expiring 30 months from April 2007.  As of the date of this report, these shares and warrants have not yet been issued.

The proceeds from the equity securities were allocatable to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have no financial value, accordingly, no proceeds were allocated to the warrants.  The Black-Scholes assumptions used were as follows: dividend yield $0, expected volatility of 162%, risk-free interest rate of 5.25%, and stated lives of 2.5 years.

A summary of warrants for the six months ended June 30, 2007, is as follows:

	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	0			$0.00
Warrants granted	10,000,000	$3.00	3 years	$0.00
Warrants exercised	(0)
Warrants cancelled	(0)
Warrants expired	(0)
Balance at June 30, 2007	10,000,000	$3.00	2.83 years	$0.00

In May 2007, the Company authorized 500,000 common stock options to the Company’s CFO/Secretary as part of his employment contract.  The options are exercisable at $1.00 per share and are exercisable for 3 years beginning in May 2007.   The options were valued at $0.00 using the Black-Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 162%, risk-free interest rate of 5.25%, and stated lives of 3 years.  Accordingly no compensation expense has been recorded for this transaction.

A summary of options for the six months ended June 30, 2007 is as follows:

	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	0			$0.00
Options granted	500,000	$1.00	2.5 years	$0.00
Options exercised	(0)
Options cancelled	(0)
Options expired	(0)
Balance at June 30, 2007	500,000	$1.00	2.33 years	$0.00

The Company has no unvested warrants or stock options.

Note 3. Related Party Transactions

In May 2007, as part of a renegotiated contract with the Company’s CFO/Chairman to take on the  added  responsibilities  of the position of Chief Strategic Officer, the Executive agreed to relinquish any right to past accrued salary debt owing to him in the amount of $205,000.  Because the renegotiated contract did not include any consideration paid or to be paid to the Executive for prior service, the Company considers the liability to have been extinguished and has recorded a gain for that amount.

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

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions.  Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.  Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below and have not changed significantly.

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

Limited Operations:  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  Expenditures as shown in the Statements of Operations during the current quarter show a material increase over 2006 due to the effect of the recovery of accrued salary in the amount of $205,000 relinquished back to the Company on revision of the Chief Strategic Officer’s Employment Contract (see 10.21.1.1 – Employment Agreement of Dr. J. Greig).  General and administrative expenses reflect an increase over 2006 of approximately $39,000 for professional fees related to the presentation package to elicit the major financing Letter of Intent (see “Item 6 (a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent.

At June 30, 2007 the Company had a stockholders' equity of $34,413.

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

Historically, management has provided the cash funding required to meet current operating costs.  Additionally the Company has undertaken further steps as part of the plans outlined above under “Plan of Operation” with the goal of sustaining Company operations for the next twelve months and beyond.  These steps include:  (a) in November the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt (see “Item 6 (a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent) , (b) with the raising of $500,000 private placement funding, (see “Item 6(a) Exhibits 10.22,  Common Stock Unit Purchase Agreement), and (c) in April and May, 2007 updating and concluding management contracts with its CSO and Secretary (see “Item 6(a) Exhibits 10.14.1– Employment Agreement of Edward D. Renyk).  There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $318,877, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties.  The Company reduced the total indebtedness by $154,298 during the quarter by payment of cash and relinquishing of accrued salary owing to Dr. Greig back to the Company on the revision and extension of his employment contract (see  10.21.1.1 – Employment Agreement of Dr. J. Greig).  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

However, due to the limited funding available to staff administrative and clerical positions, the Company continues to rely on its principal financial officer and secretary to perform substantially all of the basic accounting functions.  It is not possible to adequately segregate the accounting responsibilities so that the person receiving and recording accounting entries is not the same person that is reconciling and reviewing the accounts and therefore extra diligence must be exercised during the period these tasks are combined and this weakness exists.   Because the volume of accounting transactions at this time is very low, the extra burden on the other members of the Company to carry out this extra diligence is minimal and manageable.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April of 2007 the Company placed 50 units under its Common Stock Unit Purchase Agreement (see “Item 6(a) Exhibits 10.22,  Common Stock Unit Purchase Agreement) realizing $500,000, or $0.035 per share. The Company’s management considers the offering to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering”.

A summary of vested options and warrants for the six months ended June 30, 2007 is as follows:

	Options	Warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	Number of shares	Number of shares
Balance at December 31, 2006	0	0
Options granted pursuant to an employment contract	500,000		$1.00	2.83 years	$ -
Warrants issued pursuant to a Private Placement Agreement		10,000,000	3.00	2.33 years	$ -

Options/Warrants exercised	(0)	(0)
Options/Warrants cancelled	(0)	(0)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at June 30, 2007	500,000	10,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option/warrant holders had all option/warrant holders exercised their options/warrants on June 30, 2007.  This value changes based on the fair market value of the Company’s stock.

The Company has no unvested stock options or warrants.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None during this reporting period.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits: The following Exhibits are furnished as part of this report.

10.14.1*

– Employment Agreement of Edward D. Renyk

10.21.1.1 – Employment Agreement of Dr. J. Greig (9)

10.22

– Common Stock Unit Purchase Agreement (8)

10-23

– Private Placement Letter of Intent – Chadbourn Securities (8)

* Attached

(b)   Reports on Form 8-K

On April 23, 2007 the Company filed a Form 8k to disclose that under:

1)

Section 3 – Securities and Trading Markets Item 3.01 the Company had given notice of Failure to Satisfy a Continued Listing Rule or Standard in that it was unable to complete its Annual Report on form 10-KSB for the year ended December 31, 2006 within the prescribed time due.  This deficiency was subsequently resolved.

2)

Section 5 – Corporate Governance of Registrant the Company Item 5.02 (a)(2) announced that a Director, Ludwig Stromeyer was removed from the Board by mutual agreement.

3)

Section 5 – Corporate Governance of Registrant the Company Item 5.02(e) the Company signed and filed a modified Employment Contract with Dr. J. Greig effective April 20, 2007 and running until April 20, 2012.

4)

Item 5.03 – Amendments to Articles of Incorporation the Company had filed, effective January 22, 2007, an amendment to its certificate of incorporation in the state of Delaware to effect the change in name from Naptau Gold Corporation to 1st NRG Corp.

31 & 32 – Certification

(8)

Incorporated by reference to Company’s 10K-SB filed May 18, 2007 Accession Number 0001137171-07-000745

(9)

Incorporated by reference to Company’s Form 8-K filed April 30, 2007 Accession Number 0001137171-07-000608

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST NRG CORP

/s/ J. Greig

---------------------------------

Dated: August 16, 2007

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: August 16, 2007

By: Edward D. Renyk, CA

Secretary and

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2007

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2007

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer

Edward Renyk, Chief Financial Officer

August 16, 2007

August 16, 2007

EXHIBIT 10.14.1

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT dated as of May 4, 2007 (the “Agreement”), is by and between 1st NRG Corporation, a Delaware corporation (the “Company”), and Edward Renyk (the “Executive”).

Executive is not currently employed by Company under contract. In consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.

Employment.  The Company shall employ the Executive, and the Executive accepts employment with the Company upon the terms and conditions set forth in this Agreement.

2.

Position and Duties.

(a)

The Executive shall serve as Secretary of the Company for 1 year and Vice Secretary for 1 year, and shall have the usual and customary duties, responsibilities and authority of a Corporate Secretary, subject to the power of the Board of Directors of the Company (the “Directors”) to expand or limit such duties, responsibilities and authority, except as otherwise outlined herein.

(b)

The foregoing restrictions shall not limit or prohibit the Executive from engaging in investment, business ventures and community, charitable and social activities not interfering with the Executive’s performance and obligations hereunder.  Unless otherwise agreed to in writing between the Company and the Executive, the Executive may engage in other active business endeavors, ventures and investments, including those that may compete with the Company provided that the Executive inform the company of any such instance where possible competition could exist. In the case of competition, Executive shall recuse himself from voting or negotiating on behalf of either endeavor and shall inform the company about the conflict.

(c)

As Corporate Secretary, the Executive shall work with the Board of Directors, CEO, CFO, auditors and other executive officers to provide quarterly and annual strategic reports to the state and SEC. Keep corporate records. Maintain corporate board minutes. Draft and deliver for signatures Corporate Resolutions and Actions. During Year 1, Executive shall train the Vice Secretary to take over the position of Corporate Secretary. During Year 2, Executive shall assist the new Secretary in his new role.

3.

Base Salary and Benefits.

(a)

The Executive’s base salary shall be not less than US$150,000 per annum or such higher rate as this contract may designate from time to time (the “Base Salary”), which Base Salary shall be payable in regular installments in accordance with the Company’s general payroll practices and subject to withholding and other payroll taxes. Such base salary shall increase incrementally at the same rate as the Consumer Price Index (CPI) of the previous year.

(b)

In addition, the Executive shall be eligible to receive annual incentive payments, in the form of either cash or stock or both as outlined in Appendix A attached hereto, based on the achievement of short-term and long-term growth and profitability goals, which goals shall be agreed upon annually by the Executive and by the Directors.  The goals shall be established not later than the last day of the Company’s fiscal year with respect to the immediately succeeding fiscal year.  Further, the Executive shall be eligible to receive additional bonuses at the discretion of the Directors. Permanent bonuses shall be elaborated in Appendix A to this agreement.

(c)

The Company shall reimburse the Executive for all reasonable expenses incurred by him in the course of performing his duties under this Agreement which are consistent with the Company’s policies in effect from time to time with respect to travel, entertainment and other business expenses, subject to the Company’s requirements with respect to reporting and documentation of such expenses.

(d)

In addition, the Executive shall be entitled to (i) participate in all Company stock incentive, savings and retirement programs; (ii) participate in all welfare benefit programs provided by the Company, including but not limited to, provision for or reimbursement of, health insurance for himself and all dependants, life insurance, short- and long-term disability coverage, and retirement programs; (iii) fringe benefits and perquisites available generally to other executives of the Company, specifically the leasing of a vehicle equivalent to his status; (iv) paid vacation of a duration applicable generally to other executives of the Company, but not less than 4 weeks paid vacation annually; and (v) suitable office space, furnishings and secretarial assistance; and (vi) travel and accommodations in a first class manner and at hotels of at least 4 stars or better, if the company provides fractional air ownership or private air service, Executive shall have the rights to participate in such program.

(e)

The Company shall hold harmless, fully indemnify and defend Executive, to the fullest extent from and against any and all liabilities of any nature or kind arising out of the performance of Executive’s duties as an agent, trustee, employee or in any other capacity in which Executive is associated with the Company.  All expenses incurred by Executive in defending any action, suit or proceeding subject to this Section 3(e) shall be paid by the Company in advance of the final disposition thereof upon receipt of an undertaking by the Executive to repay such amount if it shall be ultimately determined that the Executive is not entitled to be reimbursed by the Company under applicable law.

4.

Employment Period.

(a)

The Employment Period shall begin on April 20, 2007 and end on April 20, 2009; provided, however, that (i) the Employment Period shall terminate prior to such date upon the Executive’s resignation, death or Disability (as defined below); or (ii) the Employment Period may be terminated by the Company at any time prior to such date for Cause (as defined below).

(i)

“Disability” means any long-term disability or incapacity which renders the Executive unable to substantially perform his duties hereunder for 120 days during any 12-month period or would reasonably be expected to render the Executive unable to substantially perform his duties for 120 days during any 12-month period, in each case as determined by the Directors in their good faith judgment.

(ii)

“Cause” means (i) the repeated failure by the Executive to observe material Company policies, (ii) gross negligence or willful misconduct by the Executive in the performance of his duties, (iii) the finding of any lawful court of the United States of the commission by the Executive of any act of fraud, theft or financial dishonesty with respect to the Company.

(iii)

“Resignation” means the premature termination by Executive of his position ad this contract. Such Resignation will require a 6 month written notice to the Board of Directors stating the reason for such resignation.

If the Employment Period is terminated by the Company for Cause, or by reason of the Executive’s resignation, or death, the Executive shall be entitled to receive his Base Salary and any incentives or bonuses earned pursuant to Section 3(b) of this Agreement only to the extent such amount has accrued through the date of termination. If the Employment Period is terminated by the company due to Disability, employee shall receive his normal base salary during the disability period and shall retain his medical and other insurance benefits during such period until such time as the employee is capable of resuming his position. During such period, employee will be paid any bonus owed or earned according to this agreement.

5.

Disclosure of Information.  The Executive shall not, at any time during the term of Executive’s employment at the Company or thereafter, disclose to any person, firm, corporation or other business entity, except as required by law, any non-public information (including, without limitation, non-public information obtained prior to the date hereof) concerning the business, clients or affairs of the Company or any subsidiary of the Company for any reason or purpose whatsoever without first obtaining such necessary non-disclosure notifications from the party which information is being disclosed to, nor shall the Executive make use of any of such non-public information for his own purpose or for the benefit of any person, firm, corporation or other business entity except the Company.  Upon the termination of the term of Executive’s employment at the Company, the Executive shall return to the Company all property of the Company and any subsidiary of the Company then in the possession of the Executive and all books, records, computer tapes, discs, or other electronic media and all other material containing non-public information concerning the business, clients or affairs of the Company or any subsidiary of the Company unless such data was created by Employee for the benefit of Company. Exceptions to this are in any outside engagement where disclosure of conflicts to the Company and to the outside engagement of any conflict does or could potentially exist. Such disclosure shall always carry a disclaimer that the data is confidential and proprietary non-public information.

 6.

Inventions and Patents.  The Executive agrees that all inventions, innovations, improvements, technical information, systems, software developments, methods, designs, analyses, drawings, reports, service marks, trademarks, trade names, logos and all similar or related information (whether patentable or unpatentable) which relates to the Company’s actual or anticipated business, research and development or existing or future products or services and which are conceived, developed or made by the Executive (whether or not during usual business hours and whether or not alone or in conjunction with any other person) while employed by the Company (including those conceived, developed or made prior to the date of this Agreement) together with all patent applications, letters patent, trademark, tradename and service mark applications or registrations, copyrights and reissues thereof that may be granted for or upon any of the foregoing (collectively referred to herein as, the “Work Product”), belong, in instances where such concept, device or technique was developed internally at the Company, to the Company and Executive shall be paid an ongoing royalty of not less than 2% of the revenues generated through such device or patent regardless of when the patent is employed.  In cases where such device, concept or technique was developed externally from Company, ownership will belong to the Executive. The Executive will in all cases promptly disclose such Work Product to the Directors and perform such actions reasonably requested by the Directors (whether during or after the Employment Period) to negotiate a purchase by the Company of such Work Product (including, without limitation, the execution and delivery of assignments, consents, powers of attorney and other instruments) and to provide reasonable assistance to the Company in connection with the prosecution of any applications for patents, trademarks, trade names, service marks or reissues thereof or in the prosecution or defense of interferences relating to any Work Product. Should Company reject such ability to purchase or should negotiations fail to produce a mutually agreed contract, any and all such Work Product will be deemed as owned by Employee.

7.

Insurance.  The Company may, for its own benefit, maintain “keyman” life and disability insurance policies covering the Executive.  The Executive will cooperate with the Company and provide such information or other assistance as the Company may reasonably request in connection with the Company obtaining and maintaining such policies. The Company shall at all times carry a life insurance policy with the dependants of Employee as beneficiary of not less than $2 million USD worth of coverage to cover such Employee while employed with Company.

8.

Notices.  All notices, requests, demands, claims, and other communications hereunder shall be in writing.  Any notice, request, demand, claim or other communication hereunder shall be delivered personally to the recipient, delivered by United States Post Office mail, telecopied to the intended recipient at the telecopy number set forth therefore below (with hard copy to follow), or sent to the recipient by reputable express courier service (charges prepaid) and addressed to the intended recipient as set forth below:

If to the Company, to:

1st NRG CORPORATION

1941 Lk Whatcom Blvd, #212

Bellingham, WA

98229

If to the Executive, to:

Edward Renyk

On original

Richmond, BC

On original

or such other address as the recipient party to whom notice is to be given may have furnished to the other party in writing in accordance herewith.  Any such communication shall deemed to have been delivered and received (a) when delivered, if personally delivered, sent by telecopier or sent by overnight courier, and (b) on the fifth business day following the date posted, if sent by mail.

9.

General Provisions.

(a)

Severability.  It is the desire and intent of the parties hereto that the provisions of this Agreement be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought.  Accordingly, if any particular provision of this Agreement shall be adjudicated by a court of competent jurisdiction to be invalid, prohibited or unenforceable for any reason, such provision, as to such jurisdiction, shall be ineffective, without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.  Notwithstanding the foregoing, if such provision could be more narrowly drawn so as not to be invalid, prohibited or unenforceable in such jurisdiction, it shall, as to such jurisdiction, be so narrowly drawn, without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

(b)

Successors and Assigns.  Except as otherwise provided herein, this Agreement shall bind and inure to the benefit of and be enforceable by the Executive and the Company and their respective successors, assigns, heirs, representatives and estate.

(c)

Governing Law.  THIS AGREEMENT WILL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE DOMESTIC LAWS OF THE STATE OF DELAWARE, WITHOUT GIVING EFFECT TO ANY CHOICE OF LAW OR CONFLICTING PROVISION OR RULE (WHETHER OF THE STATE OF DELAWARE OR ANY OTHER JURISDICTION), THAT WOULD CAUSE THE LAWS OF ANY JURISDICTION OTHER THAN THE STATE OF DELAWARE TO BE APPLIED.  IN FURTHERANCE OF THE FOREGOING, THE INTERNAL LAW OF THE STATE OF DELAWARE WILL CONTROL THE INTERPRETATION AND CONSTRUCTION OF THIS AGREEMENT, EVEN IF UNDER SUCH JURISDICTION’S CHOICE OF LAW OR CONFLICT OF LAW ANALYSIS, THE SUBSTANTIVE LAW OF SOME OTHER JURISDICTION WOULD ORDINARILY APPLY.

(d)

Amendment and Waiver.  The provisions of this Agreement may be amended and waived only with the prior written consent of the Company and the Executive, and no course of conduct or failure or delay in enforcing the provisions of this Agreement shall affect the validity, binding effect or enforceability of this Agreement or any provision hereof.

(e)

Headings.  The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

Counterparts.  This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument

IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first written above.

1st NRG CORPORATION

By:

Original Signed

Date_May 11, 2007_____

Name: Dr. J. Greig

Title: Chairman

EXECUTIVE:

Original Signed

 Date:May 7,2007_

Edward Renyk

Appendix A

Employee Value Added Bonus Plan

Options: Employee shall be granted options to purchase 500,000 shares of common stock at a price of $1 per share. Such Option shall be exercisable for 3 years from the date of signing of this agreement.