Form 10QSB
period 2007-09-30
1st NRG Corp.
filed 2007-11-14
CIK 949268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

-----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,560,560 shares of Common Stock, $.001 par value, were outstanding, as of November 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Form 10-QSB

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

1st NRG CORP
(A Development Stage Company)

BALANCE SHEET

September 30, 2007
(Unaudited)

ASSETS
Current Assets
Cash	$115
Cash held in escrow accounts	351,500
Prepaid expenses	47,329
Total current assets	$398,944
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,263
Accrued management compensation	454,546
Loans payable	34,378
Loans payable, related parties	8,615
Total current liabilities	502,802
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-
Common stock - authorized 500,000,000 shares,
par value $.001, 59,560,560 shares issued
and outstanding	59,561
Common stock issuable, 24,121,414 shares	24,122
Additional paid-in capital	5,735,909
Stock subscriptions	(720,000)
Accumulated deficit	(2,632,475)
Deficit accumulated during the development stage	(2,570,975)
(103,858)
$398,944

See Notes to Financial Statements
3

1st NRG CORP
(a Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2006, and for the Period from
October 1, 2003 (the effective date of the development stage) through
September 30, 2007
(Unaudited)

	Three	Three			Cumulative
	Months	Months	Nine Months	Nine Months	During the
	Ended Sep	Ended Sep	Ended Sep	Ended Sep	Development
	30, 2007	30, 2006	30, 2007	30, 2006	Stage
Revenue	$-	$-	$-	$-	$-
Expenses
Management compensation	125,001	29,250	253,546	87,750	2,577,046
General and administrative	13,270	6,220	73,001	25,148	195,534
Interest	-		16	433	3,395
	138,271	35,470	326,563	113,331	2,775,975
Extinquishment of related party debt	-		(205,000)		(205,000)
Net loss	($138,271)	($35,470)	($121,563)	($113,331)	($2,570,975)
Net loss per common share (basic and fully diluted)	($0.00)	($0.00)	($0.00)	($0.00)
Weighted average number of common shares outstanding	83,681,974	68,610,560	78,082,817	68,610,560

See Notes to Financial Statements
4

1st NRG CORP

(a Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through
September 30, 2007
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable					Deficit Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscriptions	Accumulated Deficit	During the Development Stage	Total
Balance, October 1, 2003	-	$ -	6,133,500	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,632,475)	$ -	$ (1,044,236)
Common stock issuable for
management compensation,
October 2003	-	-	-	-	39,000,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses,
October 23, 2003					20,477,060	20,477	1,003,376				1,023,853
Net loss for the period										(1,986,287)	(1,986,287)
Balance, December 31, 2003	-	-	6,133,500	6,134	59,477,060	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided,
May 2004			3,000,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			49,927,060	49,927	(49,927,060)	(49,927)					-
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	59,060,560	59,061	9,550,000	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for
prepaid expenses on services
to be provided in 2007, Nov 2006					285,714	286	9,714				10,000
Issuance of common stock
for services, Nov 2006			500,000	500			27,000				27,500
Net loss for the period										(176,476)	(176,476)
Balance December 31, 2006	-	-	59,560,560	59,561	9,835,714	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Common stock issuable for cash
including warrants for zero value					14,285,700	14,286	485,714				500,000
Net loss										(121,563)	(121,563)
Balance, September 30, 2007	$ -	$ -	$ 5,956,056,000	$ 5,956,100	$ 2,412,141,400	$ 2,412,200	$ 573,590,900	$ (72,000,000)	$ (263,247,500)	$ (257,097,500)	$ (10,385,800)

See Notes to Financial Statements
5

1st NRG CORP
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

     For the Nine Months Ended September 30, 2007 and 2006 and for the
Period from October 1, 2003 (the effective date of the development stage) through
September 30, 2007
(Unaudited)

			Cumulative
	Nine Months	Nine Months	During the
	Ended Sep 30,	Ended Sep 30,	Development
	2007	2006	Stage
Cash Flows From Operating Activities
Net (loss) for period	$(121,563)	$(113,331)	$(2,570,975)
Adjustments to reconcile net (loss) to net cash
used in operating activities
Common stock issuable for:
management compensation			1,950,000
future services			10,000
Common stock issued for:
services			27,500
Gain on extinguishment of related party debt	(205,000)		(205,000)
Changes in operating assets and liabilities
Prepaid expenses	(37,329)		(47,329)
Accounts payable and accrued expenses	(29,027)	1,695	36,218
Accrued management compensation	271,046	87,750	608,046
Net cash used in operating activities	(121,873)	(23,886)	(191,540)
Cash Flows From Investing Activity
Increase in deposits held in Escrow	(351,500)		(351,500)
Cash Flows From Financing Activities
Proceeds from loans payable, related parties		23,947	117,234
Proceeds from loans payable	21,878		21,878
Proceeds from contracts payable			12,361
Proceeds from common stock	500,000		500,000
Payments on loans payable			(59,821)
Payments on loans payable, related parties	(48,500)		(48,500)
Net cash provided by financing activities	473,378	23,947	543,152
Net change in cash	5	61	112
Cash, beginning of period	110	49	3
Cash, end of period	$115	$110	$115
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$-	$-	$1,041,353
Stock subscription issued for services to be
provided	$-	$-	$720,000

See Notes to Financial Statements
6

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

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at September 30, 2007. The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The interim period financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In November 2006, Management of the Company, as part of a plan of sustaining Company operations for the next twelve months and beyond signed a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company for an aggregate of Five Hundred Million Dollars ($500,000,000) in

7

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

Earnings per Share

Basic earnings or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 10,500,000 potentially dilutive securities held as of September 30, 2007 and none as of September 30, 2006. For the three and nine months ended September 30, 2007 outstanding options and warrants were anti-dilutive because of the Company’s net losses. As such, their effect has not been included in the calculation of diluted income per share. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that the Company believes will have a significant impact on its financial statements or presentation.

8

Note 2. Equity Transactions

In April 2007, the Company reached agreement to issue 14,285,700 shares of common stock for aggregate proceeds of $500,000. The common stock issuable at September 30, 2007 will include 10,000,000 stock purchase warrants, which allow the holder to purchase 10,000,000 additional shares at $3.00 per share, expiring 30 months from April 2007. As of the date of this report, these shares and warrants have not yet been issued.

The proceeds from the equity securities were allocable to the common stock and the related warrants. Using the Black-Scholes valuation model, the warrants are considered to have no financial value, accordingly, no proceeds were allocated to the warrants. The Black-Scholes assumptions used were as follows: dividend yield $0, expected volatility of 162%, risk-free interest rate of 5.25%, and stated lives of 2.5 years.

A summary of warrants for the nine months ended September 30, 2007, is as follows:

	Number of warrants	Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
		Exercise Price	Term
Balance at December 31, 2006	0			$0.00
Warrants granted	10,000,000	$3.00	2.5 years	$0.00
Warrants exercised	-0
Warrants cancelled	-0
Warrants expired	-0
Balance at September 30, 2007	10,000,000	$3.00	2.0 years	$0.00

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

A summary of options for the nine months ended September 30, 2007 is as follows:

	Number of	Weighted	Remaining	Aggregate
	options	Average	Contractual	Intrinsic Value
		Exercise Price	Term
Balance at December 31, 2006	0			$0.00
Options granted	500,000	$1.00	3.0 years	$0.00
Options exercised	-0
Options cancelled	-0
Options expired	-0
Balance at September 30, 2007	500,000	$1.00	2.5 years	$0.00

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

With the completion of the re-organization in 1994 the Company expanded its areas of interest in addition to the historical mineral exploration activities carried on in the past. The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production. It will attack this market by developing partnerships with major players, identifying acquisition targets, and utilize its established financial associations to fund the model. As the model develops the Company’s Chief Strategic Officer has identified quality, qualified personnel, with whom he is in current negotiation, to help bring the model to life and guide it through the various stages of development and growth.

Limited Operations: The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing. Expenditures as shown in the Statements of Operations during the current nine month period reflect a material increase of approximately $213,000 over 2006 caused by the revised employment agreements (see “Item 6(a) Exhibits 10.14.1 Employment agreement of Edward D. Renyk and 10.21.1.1 Employment Agreement of Dr. J. Greig (even though the total expenditure was less than 2006 reflecting the recovery of accrued salary in the amount of the one time extinguishment of $205,000 on revision of the Chief Strategic Officer’s Employment Contract) (see 10.21.1.1 – Employment Agreement of Dr. J. Greig). General and administrative expenses for the nine months in 2007 reflect an increase over 2006 of approximately $48,000 for professional fees related to the presentation package to elicit the major financing Letter of Intent (see “Item 6 (a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent.

At September 30, 2007 the Company had a stockholders' deficit of $103,858.

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

Historically, management has provided the cash funding required to meet current operating costs. Additionally the Company has undertaken further steps as part of the plans outlined above under “Plan of Operation” with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) in November the signing of a “Private Placement Letter of Intent” with a “Placement Agent” to undertake the Private Placement on a “best efforts” basis for the account of the Company an aggregate of Five Hundred Million Dollars ($500,000,000) in combined equity and debt (see “Item 6 (a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent) , (b) with the raising of $500,000 private placement funding, (see “Item 6(a) Exhibits 10.22, Common Stock Unit Purchase Agreement), and (c) in April and May, 2007 updating and concluding management contracts with its CSO and Secretary (see “Item 6(a) Exhibits 10.14.1 – Employment Agreement of Edward D. Renyk). There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $463,161, including accrued management compensation and loans payable, primarily to Officers, Directors and related parties. There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

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

A summary of vested options and warrants for the nine months ended September 30, 2007 is as follows:

	Options	Warrants	Weighted	Remaining	Aggregate
	Number	Number of	Average	Contractual	Intrinsic
	of shares	shares	Exercise	Term	Value
			Price
Balance at December 31, 2006	0	0
Options granted pursuant to an
employment contract	500,000		$1.00	2.0 years	$0.00
Warrants issued pursuant to a
Private Placement Agreement		10,000,000	3.00	2.5 years	$0.00
Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(0)	(0)
Options/Warrants expired	(0)	(0)
Options/Warrants outstanding
and exercisable at September 30,
2007	500,000	10,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing price on the last trading day of the period and the exercise price, multiplied by the number of shares) that would have been received by the option/warrant holders had all option/warrant holders exercised their options/warrants on September 30, 2007. This value changes based on the fair market value of the Company’s stock.

The Company has no unvested stock options or warrants.

Item 3. Defaults upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None during this reporting period.

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K
a)Exhibits: The following Exhibits are furnished as part of this report.

10.14.1 – Employment Agreement of Edward D. Renyk (10)
10.21.1.1 – Employment Agreement of Dr. J. Greig (9)
10.22 – Common Stock Unit Purchase Agreement (8)
10-23 – Private Placement Letter of Intent – Chadbourn Securities (8)

(b) Reports on Form 8-K

On April 23, 2007 the Company filed a Form 8k to disclose that under:
1)Section 3 – Securities and Trading Markets Item 3.01 the Company had given notice of Failure to Satisfy a Continued Listing Rule or Standard in that it was unable to complete its Annual Report on form 10-KSB for the year ended December 31, 2006 within the prescribed time due. This deficiency was subsequently resolved.
2)Section 5 – Corporate Governance of Registrant the Company Item 5.02 (a)(2) announced that a Director, Ludwig Stromeyer was removed from the Board by mutual agreement.
3)Section 5 – Corporate Governance of Registrant the Company Item 5.02(e) the Company signed and filed a modified Employment Contract with Dr. J. Greig effective April 20, 2007 and running until April 20, 2012.
4)Item 5.03 – Amendments to Articles of Incorporation the Company had filed, effective January 22, 2007, an amendment to its certificate of incorporation in the state of Delaware to effect the change in name from Naptau Gold Corporation to 1st NRG Corp.

31 & 32 – Certification

(8)Incorporated by reference to Company’s 10K-SB filed May 18, 2007 Accession Number 0001137171-07-000745
(9)Incorporated by reference to Company’s Form 8-K filed April 30, 2007 Accession Number 0001137171-07-000608
(10)Incorporated by reference to Company’s Form 10K-SB filed August 20, 2007 Accession Number 0001137171-07-001138

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST NRG CORP
/s/ J. Greig
---------------------------------
Dated: November 8, 2007	By: Dr. J. Greig, Ph.D.
CSO and
Principal Executive Officer
/s/ Edward D. Renyk
---------------------------------
Dated: November 8, 2007	By: Edward D. Renyk, CA
Secretary and
Principal Accounting Officer

Exhibit 31.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.I have reviewed this Report;

2.Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4.I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c) Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

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

November 8, 2007

Exhibit 31.2

     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.I have reviewed this Report;

2.Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4.I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c) Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

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

November 8, 2007

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig	/s/ E. D. Renyk
Dr. J. Greig, Chief Executive Officer	Edward Renyk, Chief Financial Officer
November 8, 2007	November 8, 2007