Form 10KSB
period 2007-12-31
1st NRG Corp.
filed 2008-04-15
CIK 949268

============================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)
|X| 	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number 0-26600
------------------------------------------------------------------
1st NRG CORP
(Name of small business as specified in its charter)
Delaware                                                       22-3386947
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)
1730 LaBounty Rd. #213
Ferndale, WA 98248
 (address of principal executive offices)
360-384-4390
(Issuer's telephone number)
-------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during
past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  	Yes |  |	No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,828,028 shares of Common Stock, $0.02 par value, were outstanding, as of April 2, 2008.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendments to this Form 10 KSB. |X|

State issues revenues for its most recent fiscal year:   $0.00

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of April 2, 2008 based on the average bid and ask price of $2.60 price adjusted for reverse stock split was $7,352,873.

DOCUMENTS INCORPORATED BY REFERENCE
Part I Item 1. Exhibit 2.2 Amended Presentation to the
Stock Holders Incorporated by reference to the Companys
Form 10 QSB,
under Accession Number 0001137171-03-000573 filed November 10,
2003;
Part II Item 5. Exhibit10.23 Private Placement Letter of Intent
Chadbourn Securities Incorporated by reference to the Companys
Form 10 QSB, Accession No. 0001137171-07-001508 filed November 14, 2007.
Part II Item 6. Exhibit 10.14.1 Employment Agreement Edward D.
Renyk Incorporated by reference to Companys Form 10K SB
Accession Number 0001137171-07-001138 filed August 20, 2007.
Part II Item 6. Exhibit 10.21.1.1 Employment Agreement of J.
Greig Incorporated by reference to Companys Form 8-K Accession
Number 0001137171-07-000608 filed April 30, 2007.
Part II Item 1. Exhibit 10.23 Private Placement Letter of
Intent Chadbourn Securities Incorporated by reference to the Companys Form 10-QSB, Accession No. 0001137171-07-001508 filed
November 14, 2007.
Part III Item 10. Exhibit 10.14.1 Employment Agreement
Edward D. Renyk Incorporated by reference to Companys
Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007.
Part III Item 10. Exhibit 10.21.1.1 Employment Agreement of
J. Greig Incorporated by reference to Companys Form 8-K
Accession Number 0001137171-07-000608 filed April 30, 2007.
Part III.  Item 9 Presentation to Stock Holders filed
August 13, 2003 Item 10 Stock Option Plan and Stock Grant
Plan included in the Companys 10-SB filed  September 09,
1997; and

For further information on documents incorporated by reference see Item 13 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

Transitional Small Business Disclosure Format (Check one): Yes ____; No |X|
============================================================================
TABLE OF CONTENTS

Part I
ITEM 1.	DESCRIPTION OF BUSINESS	    4
ITEM 2.	DESCRIPTION OF PROPERTY	    5
ITEM 3.	LEGAL PROCEEDINGS	    5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	    5
Part II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
	RELATED STOCKHOLDERS MATTERS	    5
ITEM 6.	MANAGEMENTS PLAN OF OPRTATION	    7
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	    7
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	    8
ITEM 8.A	CONTROLS AND PROCEDURES	    8
Part III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	    9
ITEM 10.	EXECUTIVE COMPENSATION	    9
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT	   12
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	   12
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K 	   12
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES 	   14
SIGNATURES  	   15
EXHIBITS
 PART I
 ITEM 1. DESCRIPTION OF BUSINESS
 Business Development
The Company was formed under the laws of the State of
Delaware on January 8, 1988 and was inactive until 1995
when it entered into an agreement to acquire certain
mineral properties.  The operation of the mineral
properties
was unsuccessful and as at December 31, 1999 the Company
entered
into a release agreement whereby all assets previously
acquired,
including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.  At present the
Company holds no interest in any mineral properties.
For discussion of certain material risks involved in the Companys business, see Risk Factors below.
Business of 1st NRG Corp.
The Company historically engaged in the acquisition,
exploration and development of mineral properties.
The Companys principal business activity was the
exploration and development of mineral properties until
the reorganization approved by the shareholders as of
September 24, 2003 Exhibit 2.2.  Effective October 1,
2003 the Company discontinued its current operations and
re entered the development stage to examine new opportunities.
In 2006 the Company pursued opportunities in
Specialty Fuel and embarked on a path to leverage
itself into favorable partnerships in the oil and gas space.
Further, to reflect this change of direction, the Company
changed its name to 1st NRG Corp.
In 2007 the Company continued pursuing the opportunities in
Specialty Fuels and secured agreements with two facilities
by the placement of funds in escrow towards concluding the
commitments under the agreements.  By the end of 2007,
due to the Companys inability to raise the major financing
required to conclude the purchase commitments it lost its
position with these refineries and the right to recover the
funds placed in escrow.  Still pursuing its interest in
the Specialty Fuels segment, the Company has identified
opportunities and facilities and are presently seeking
funding commitments to advance this interest.
The Company relocated its offices from 1941 Lake Whatcom
Blvd, #212, Bellingham, WA, 98229 to 1730 LaBounty Rd.,
#213, Ferndale, WA, 98248 which is currently provided
on a month to month basis by a Director of the Company.
Risk Factors
Limited Operations:  Need for Additional Funds. By
agreement, effected December 31, 1999, the Company
relinquished all its mining properties and equipment
back to Noble Metal Group Incorporated (Noble) for a release from all related debt.  The Company has not generated any
significant revenues and will not generate significant
revenues until it is able to develop new projects and
sources of financing.  During 2007 the Company actively
pursued opportunities related to its business.
At December 31, 2007 the Company had a stockholders
deficit of $641,606.
Liquidity: The financial statements of the Company
contained herein have been prepared on a going concern
basis.  If the Company were unable to raise funds necessary
to continue operations or were unable to generate positive
cash flow from new operations, it might be forced to liquidate.
In such event, it is unlikely that the Company would realize amounts sufficient to liquidate its liabilities recorded on
the balance sheet.
Historically, management has provided the cash funding
required to meet current operating costs. Additionally
the Company has undertaken further steps as part of the
plans outlined above under Business of 1st NRG Corp. with
the goal of sustaining Company operations for the next
twelve months and beyond. These steps include:
(a) Negotiations for limited investments for operating funds,
(b) negotiations for a $5 million equity placement for
acquisition and operating expenses, (c) acquisition of
management for expertise in the markets where the
acquisitions will take place, (d) negotiate support
from private equity and or investment funds to
support such acquisitions.    There can be no assurance
that any of these efforts will be successful.
Substantial Indebtedness to Related Parties: The Company owed an aggregate of $592,145 primarily to Officers, Directors and related parties. There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

 ITEM 2. DESCRIPTION OF PROPERTY
At present the Company holds no properties.
The Company occupies office space provided on a month to month basis by its Chairman, Dr. J. Greig, Ph.D., at 1730 LaBounty Rd., #213, Ferndale, WA, 98248 and has a representative office provided by its Secretary, E. D. Renyk at Unit 17, 12311 McNeely Dr.,
Richmond, BC, Canada, V6V 2S2 on a No rent basis.
The space is adequate for the planned future conduct of the Companys business over the next twelve months.

 ITEM 3. LEGAL PROCEEDINGS
The Company is not the subject of any pending legal proceedings and to the knowledge of management; no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.
Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

 PART II

 ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS
* On April 22, 1999 1st NRG Corp was cleared to post a bid and ask quotation on the OTC Bulleting Board for its common Stock
Market price ranges of the Companys common stock during 2007 and the previous two years were*:


		       2007	      2006		      2005
Period		High	Low	High	Low	High	Low
----------------------------------------------------------------
1st Quarter	1.40	1.20	2.40	1.60	2.80	1.20
2nd Quarter	5.20	2.00	3.00	2.00	2.20	1.00
3rd Quarter	3.60	1.20	2.00	1.20	1.60	1.00
4th Quarter	1.20	0.40	2.00	1.00	2.00	0.40


*  Source FNRC.OB: Historical Prices for 1ST NRG CORP NEW  Yahoo! Finance
* *Price adjusted for reverse split of common stock on a 1 for 20 basis effected March 17, 2008.
* Holders As of April 2, 2008, there were 48 registered holders of the Companys Common Stock.
The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future.
The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations.
Future dividends, if any, will depend on earnings, financing requirements and other factors.
Recent Sales of Unregistered Securities
In April 2007, the Company reached agreement to issue
714,285 shares of common stock for aggregate proceeds of $500,000, net of issuance costs of $10,000. The common stock issuable at December 31, 2007 will include 500,000 stock purchase warrants, which allow the holder to purchase 500,000 additional shares expiring thirty months from april two thousand seven.
 As of the date of this report, these shares and warrants have not yet been issued.
The proceeds from the equity securities were allocatable to the common stock and the related warrants. Using the Black Scholes valuation model, the warrants are considered to have the fair value of $374 using the following assumptions: dividend yield $0, expected volatility of 102%, risk-free interest rate of 4.98%, and stated lives of 1.25 years for the warrants granted in April 2007.
In September 2007, the Company reached agreement to issue
9,375 shares of common stock for aggregate proceeds of $15,000.
The common stock issuable at December 31, 2007 will include
15,000 stock purchase warrants, which allow the holder to purchase 15,000 additional shares at $10.00 per share, expiring 30 months from Sept 2007. As of the date of this report, these shares and warrants have not yet been issued.
The proceeds from the equity securities were allocable to the common stock and the related warrants. Using the Black
Scholes valuation model, the warrants are considered to have the fair value of $3,955 using the following assumptions:
dividend yield $0, expected volatility of 132%, risk free interest rate of 4.08%, and stated lives of 1.25 years for the warrants granted in September 2007.


Summary of warrants for the year ended December 31, 2007, is as follows:

				Number of	Weighted	Remaining	Aggregate
				warrants	Average		Contracted	Intrinsic
						Exercise 	Term		Value
						Price
----------------------------------------------------------------
Balance at December 31, 2006	   -		   -		   -		$  -
Warrants granted - April 2007	500,000		$60.00		2.0 years		$   374
Warrants granted, September2007  15,000		$10.00		2.2 years		$3,955
Warrants exercised		         (0)
Warrents Cancelled		         (0)
Warrants expired			 (0)
-----------------------------------------------------------------
Balance at December 31, 2007	515,000		$58.54				$4,329
-----------------------------------------------------------------


In May 2007, the Company authorized 25,000 common stock options to the Companys CFO/Secretary as part of his employment contract. The options are exercisable at $60.00 per share and are exercisable for 3 years beginning in May 2007.
The options were valued at $0.79 per share using the Black
Scholes
option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 164%, risk-free interest rate of 4.91%, and stated lives of 1.5 years. Accordingly $19,698 compensation expense has been recorded for this transaction.

A summary of options for the year ended December 31, 2007 is as follows:

				Number of	Weighted	Remaining	Aggregate
				options		Average		Contracted	Intrinsic
						Exercise 	Term		Value
						Price
----------------Balance at December 31, 2006	       -		     -		   -		$    -
Options granted - May 2007	20,000		$20.00		2.5 years		$19,698
Options exercised		(0)
Options Cancelled		(0)
Options expired			(0)
---------------------------------------------
Balance at December 31, 2007	25,000		$20.00		2.5 years		$19,698
--------------------------------------------

The Company has no unvested warrants or stock options.
Effective March 17, 2008, all shares of the Companys common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis.
The effect of this reverse stock split has been retroactively applied to all periods presented.
The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the Act) quarter of 2003:
During the third quarter of 2006, 14,286 common shares were issued to conclude the terms of the Private
Placement Agreement (see Item 13(a) Exhibits 10.23,
Chadbourn Securities Private Placement Letter of Intent).
During the third quarter of 2003, 150,000 common shares were issued as a good faith deposit pursuant to an aborted purchase of mining properties. As the purchase did not complete these shares have been returned to the Company for cancellation.
The Company believes that the above referenced transactions are exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated there under as a transaction by an issuer not involving any public offering and/or
Regulation S as promulgated pursuant to the  Act.

 ITEM 6.   MANAGEMENTS PLAN OF OPERATION
THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF
FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE
USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS MAY, SHALL,
WILL, COULD, EXPECT, ESTIMATE, ANTICIPATE, PLAN, PREDICT, POSSIBLE, SHOULD, CONTINUE, OR SIMILAR TERMS,
VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE
TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED
IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED
BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE
BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE
REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER,
ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION,
GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE
FORWARD-LOOKING STATEMENTS.
The following should be read in conjunction with the Companys financial statements and the notes thereto.
There is a negative working capital balance of approximately $628,275 of which $592,145 is owed to related parties, all of whom have a vested interest in ensuring the Companys continued existence.
The Company earned no revenues and its operations have been limited to the research and development of business opportunities.
Expenditures as shown in the Statements of Operations during the 2007 year show a significant increase of approximately $504,000 over 2006 of which approximately $281,000 was caused by the revised employment agreements
(see Item 6(a) Exhibits 10.14.1 Employment agreement of
Edward D. Renyk and 10.21.1.1 Employment Agreement of
Dr. J. Greig (even though there was an offsetting recovery of accrued salary in the amount of the one time extinguishment of $205,000 on revision of the Chief Strategic Officers Employment Contract) (see 10.21.1.1 Employment Agreement of Dr. J. Greig). General and administrative expenses for year 2007 reflect an increase over 2006 of approximately $77,000 for professional fees related to the presentation package to elicit the major financing Letter of Intent (see Item 6 (a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent. There was a one time loss of approximately $356,000 reflecting the loss of escrow deposits related to failed acquisition agreements caused by the failure to obtain major funding required to complete.
 In 2007 the Company obtained its funding through sale of common stock and warrants totaling net proceeds of $505,000.
Still wishing to be in the Specialty Fuels segment, management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include obtaining commitments to finance the acquisitions of facilities and taking steps to control and adjust overhead and expenses to reflect its present reduced level of operations. There can be no assurance that any of these efforts will be successful.

 ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
a)  Report of Independent Registered Public Accounting Firm


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
1st NRG Corp
Bellingham, Washington


We have audited the accompanying balance sheet of 1st NRG corp a development stage company as of dec 31 2007 and the related statements of operations, stockholders deficit and cash flows for the years ended dec 31 2007 and
2006 and for the period from
oct 1 2003 the effective date of the development stage through dec 31 2007. These financial statements are the responsibility of the Companys management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st NRG corp a development stage company as of dec 31 2007 and the results of its operations and its cash flows for the years ended december 31 2007 and 2006 and for the period from oct 1 2003 the effective date of the development stage through December 31 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at dec 31 2007. These conditions raise substantial doubt about the Companys ability to continue as a going concern. Managements plan regarding those matters is also described in note 1 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 12, 2008


1st NRG CORP
(a Development Stage Company)
BALANCE SHEET
December 31, 2007
					ASSETS
Current Asset
	Cash							$          0
								=======

			LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
	Accounts payable						$   11,752
	Accrued management compensation				   562,047
	Accrued interest						      2,678
	Cash advances						    12,500
	Advances from related parties				    43,429
								--------------
				Total current liabilities		   632,406

Long-Term Liabilities
	Loan payable						      9,200
        Loan payable from related party				       4,041
								--------------
                                Total long term liabilities	      13,241
								--------------
				Total liabilities		      641,606

Stockholders' Deficit
	"Preferred stock - authorized 5,000,000 shares,
		par value $.001, none issued or outstanding
			 -
	Common stock - authorized 25,000,000 shares,
		par value $0.02, 2,828,028 shares issued
		and outstanding					     56,561
	Common stock issuable, 1,215,446 shares			     24,308
	Additional paid-in capital					 5,043,421
	Accumulated deficit					(2,632,475)
	Deficit accumulated during the development stage		(3,133,421)
								----------------
								(   641,606)
								----------------
								$            0
								========


See Notes to Financial Statements
2


1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006 and for the Period from
October 1, 2003 (the effective date of the
development stage) through December 31, 2007
							     		     		Cumulative
											During the
											Development
							2007		2006		Stage

Revenue							$       -   		$      -   $     -

Expenses
Management compensation					   398,245	   117,000	   2,721,745
General and administrative			 		   139,276	     58,658	    261,810
							---------------	---------------	------------------
							   537,521 	   175,658	   2,983,555
Other Income and Expense
Income
Interest earned						       4,344			         4,344
Extinguishment of related party debt				   205,000			   205,000
							---------------	---------------	------------------
							   209,344	        -		    209,344
Expense
Interest expense						           65	          818	      3,443
Loss of escrow deposits					   355,767			      355,767
							---------------	----------------	------------------
							   355,832	          818	        59,210
							---------------	----------------	------------------
							   146,488	          818	      149,866
							--------------	----------------	------------------
Net loss						$(684,009)	$( 176,476)	$(3,133,421)
							=======	========	=========

Net loss per common share
(basic and fully diluted)		 		 $(0.18)		    $(0.05)
							=======	========
Weighted average number of shares outstanding
3,850,821	  3,436,464
							=======	========		See Notes to Financial Statements
3
1st nrg corp
a Development Stage Company
STATEMENT OF STOCKHOLDERS DEFICIT
For the Period from
October 1, 2003 (the effective date of the
development stage) through December 31, 2007



					Preferred Stock		Common Stock		Common Stock Issuable									Deficit
															Accumulated
					Number 			Number 			Number 				Additional						During the
					of			of			of				Paid-in		Stock		Accumulated	Development
			Shares	Amount 	Shares	Amount 	Shares Amount
Capital	Subscriptions	Deficit		Stage	Total

Balance September 30 2003		     -
$   - 306,675$  6,134	       -    $   -  $1,582,105	$   -
$(2,544,771)	$   -
(956,532)

Common stock issuable for
management compensation, September 2003
	     -    		     -    	1,950,000
Common stock issuable for debt and accrued expenses,
September 2003 	1,023,853
20,477	1,003,376							  1,023,853
Net loss																			       (87,704)	   (1,986,287)	 (2,073,991)
Balance,
December 31, 2003 	306,675 6,134  	 2,973,853
59,477  		  4,496,481
(2,632,475) (1,986,287) (56,670)

Stock subscription issued for
services to be provided,
May 2004 					150,000  3,000  					     717,000  	       (720,000)
Issuance of common stock
   issuable							2,496,353  	49,927 (2,496,353) 	  (49,927)
Net loss																					      (121,966) (121,966)
					-------------			-------------			--------------
Balance, December 31, 2004
 			    - 2,953,028  59,061
477,500	     9,550  	  5,213,481  	       (720,000)
(2,632,475) 	  (2,108,253) 	     (178,636)

Net loss																					     (164,683) 	     (164,683)
					-----------
Balance, December 31,
2005
-2,953,028  	    59,061     477,500
9,550  	  5,213,481  	        (720,000)
(2,632,475) 	  (2,272,936) 	     (343,319)

Common stock issuable for prepaid expenses
   on services to be provided in 2007,
 November 2006 	14,286  	    286 	9,714  							         10,000
Issuance of common stock for services,
November 2006
25,000  	         500 			27,000  							         27,500
Net loss																					     (176,476) 	      (176,476)
					------------			-----------
Balance, December 31, 2006
 -  2,978,028  	  $59,561     491,786  	    $9,836
$5,250,195  	        $(720,000) 	  $(2,632,475)
$(2,449,412) 	    $(482,295)

Stock subscriptions returned,
February 2007 	(150,000) 	    (3,000) 	(717,000) 	           720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000
 	714,285  	    14,285  	        475,341  							       489,626
Warrants issuable for cash,
April 2007
								               374 	374
Common stock issuable for cash,
September 2007 	9,375  	         187 	    10,858  							         11,045
Warrants issuable for cash,
September 2007
									            3,955  					3,955
Options issued for executive compensation,
2007
          19,698  							         19,698

Net loss
																					     (684,009) 	      (684,009)
Balance, December 31, 2007

-  $   -   	 2,828,028  $56,561
1,215,446  $24,308  	  $5,043,421  	 $          -
$(2,632,475)
$(3,133,421) 	$(641,606)
					========	======	===========		===========
See  Notes to Financial Statements
4

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and
2006 and for the Period from
October 1, 2003 (the effective date of the development stage) through December 31, 2007

													Cumulative
During the
Development
							2007		2006		Stage
									---------------	---------------	-----------------
Cash Flows From Operating Activities
Net loss					$(684,009) 	$(176,476)	$(3,133,421)

Adjustments to reconcile net loss to net cash
     used in operating activities
	Common stock issuable for:
		management compensation									   1,950,000
		future services								  10,000  	       10,000
	Options issuable for management compensation				 19,698  			       19,698
	Common stock issued for:
		services									  27,500  	        27,500
Gain on extinguishment of related party debt
(205,000)	(  205,000)
	Loss of deposits held in Escrow		355,767				      355,767
	Change in operating assets and liabilities
		Prepaid expenses		 				  10,000  (   10,000) 		 -
		Accounts payable and accrued interest	( 19,860) 		  (   2,465)	     45,385
		Accrued management compensation		 		 378,547		   117,000	      715,547
									-------------		---------------	------------------
Net cash used in operating activities
(144,857) 	  (  34,441) 	   (  214,524)

Cash Flows From Investing Activity
	Increase in deposits in Escrow				 	(355,767) 			     (355,767)

Cash Flows From Financing Activities
	Proceeds from contracts payable									        12,361
	Proceeds (Payments) on loans payable				    9,200  	(  50,621)
	 Proceeds from common stock and warrants net 			 505,000  			      505,000
	 Payments on advances from related parties
								(  51,737) 			     (  51,737)
Proceeds from advances from, related parties 	38,051  34,502	 155,285
									-------------		---------------	-------------------
Net cash provided by
financing activities		  500,514  34,502 570,288
									-------------		---------------	-------------------
Net change in cash							( 110)	           61 	3)
Cash, beginning of period 						110 	           49 	                3
									-------------		---------------	------------------
Cash, end of period 							$         0 		$ 110 	$0             0)
									=======	=======	=========


Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
	and accrued expenses						     		$37,500	  	$1,041,353
Stock subscription (returned) issued for services
	to be provided							  $(720,000) 	 		$       -



See Notes to Financial Statements
5


NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp the Company was formed under the laws of the State of Delaware on Jan 8 1988.
The Companys principal business activity was the exploration and development of mineral properties until the reorganization discussed below. Effective as of Sept 30, 2003 the Company discontinued its current operations and reentered the development stage to examine new opportunities. In 2007, in order to facilitate its goals in Specialty Fuel Distribution, the Company secured agreements with two major refineries by the placement of $355,767 in escrow. By the end of 2007, due to the Companys inability to raise the major financing required to conclude the purchase commitments under the agreements, it lost its position with these refineries and the right to recover the funds placed in escrow. As a result, the Company recorded the loss of the funds held in escrow, $355,767, related to these purchase commitments in its Statement of Operations.

Still wishing to be in the Specialty Fuels segment, the Company is presently seeking funding sources to acquire identified facilities required to produce liquefied coal.

Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at December 31, 2007. The Companys ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described above, the Company does not have financing in place nor does it have a specialty fuels facility identified for purchase. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include seeking additional or alternative commitments to finance acquisitions of the facilities for the liquefaction of coal and taking the steps to controlling and adjusting overhead and expenses to reflect its present reduced level of operations. There can be no assurance that any of these efforts will be successful or that the Company will be able to continue operations.

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

Cash

Cash consists of checking and savings accounts held at financial institutions. The Company did not pay cash for any interest or income taxes during 2007 or 2006.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003. Related accrued interest remains unpaid at December 31, 2007.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 540,000 potentially dilutive securities held as of December 31, 2007 and none as of December 31, 2006. For the year ended
December 31, 2007 outstanding options and warrants were anti dilutive because of the Companys net losses. As such, their effect has not been included in the calculation of diluted income per share. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, accrued management compensation, accrued interest, and loans payable, related parties. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Comprehensive Loss

Statements of Financial Accounting Standards (SFAS)
No. 130 Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements.
Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss.

StockBased Compensation

The Company accounts for stock based awards in accordance with SFAS No 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes valuation model, which is consistent with the Companys valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS
No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007 the FASB issued SFAS No 160, Non controlling
Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parents ownership interest and the evaluation of retained non controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has no ownership interest in subsidiaries and therefore the application of SFAS 160 will have no effect on the presentation of its financial statements.

Note 2. Equity Transactions

In February 2007, stock subscriptions issued for services to be provided were returned. No gain or loss has been recorded for this transaction.
In April 2007 the Company reached agreement to issue
714285 shares of common stock for aggregate proceeds of $500000, net of issuance costs of $10,000. The common stock issuable at December 31, 2007 will include 500,000 stock purchase warrants, which allow the holder to purchase 500,000 additional shares at $60.00 per share adjusted for the 1 for 20 reverse stock split expiring 30 months from April 2007. As of the date of this report, these shares and warrants have not yet been issued.
The proceeds from the equity securities were allocable to the common stock and the related warrants. Using the Black Scholes valuation model, the warrants are considered to have the fair value of $374 using the following assumptions: dividend yield
$0, expected volatility of 102%, risk-free interest rate of 4.98%, and stated lives of 1.25 years for the warrants granted in April 2007.
In September 2007 the Company reached agreement to issue
9375 shares of common stock for aggregate proceeds of $15000.
The common stock issuable at December 31 2007 will include 15000 stock purchase warrants which allow the holder to purchase 15000 additional shares at $10.00 per share adjusted for 1 for 20 reverse stock split expiring 30 months from September 2007. As of the date of this report, these shares and warrants have not yet been issued.
The proceeds from the equity securities were allocable to the common stock and the related warrants. Using the Black Scholes valuation model, the warrants are considered to have the fair value of $3,955 using the following assumptions: dividend yield
$0, expected volatility of 132%, risk-free interest rate of 4.08%, and stated lives of 1.25 years for the warrants granted in September 2007.

Summary of warrants for the year ended December 31, 2007, is as follows:

				Number of	Weighted		Remaining	Aggregate
				warrants	Average			Contracted	Intrinsic
						Exercise 		Term		Value
						Price
-------------------------------------------------------------
Balance at December 31, 2006	   -		   -		   -	$  -
Warrants granted - April 2007	500,000		$60.00		2.0 years		$   374
Warrants granted, September 2007	  15,000		$10.00	2.2 years	$3,955
Warrants exercised		         (0)
Warrents Cancelled		         (0)
Warrants expired			         (0)
------------------------------------------------------
Balance at December 31, 2007	515,000		$58.54					$4,329
------------------------------------------------------------

In May 2007, the Company authorized 25,000 common stock options to the Companys CFO/Secretary as part of his employment contract. The options are exercisable at $20.00 per share (adjusted for the 1 for 20 reverse stock split) and are exercisable for 3 years beginning in May 2007.
The options were valued at $19,698 using the Black Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 164%, risk free interest rate of 4.91%, and stated lives of 1.5 years. Accordingly $19,698 compensation expense has been recorded for this transaction.

A summary of options for the year ended December 31, 2007 is as follows:

				Number of	Weighted	Remaining	Aggregate
				options		Average		Contracted	Intrinsic
						Exercise 	Term		Value
						Price
-------------------------------------------------------------
Balance at December 31, 2006	       -		     -		   -		$    -
Options granted - May 2007	20,000		$20.00		2.5 years		$19,698
Options exercised			         (0)
Options Cancelled			         (0)
Options expired			         (0)
-------------------------------------------------------
Balance at December 31, 2007	25,000		$20.00		2.5 years		$19,698
-------------------------------------------------------

The Company has no unvested warrants or stock options.

Effective March 17, 2008, all shares of the Companys common stock issuable, issued and outstanding were combined and reclassified on a one for twenty basis.
The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 3.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Companys full valuation allowance against its deferred tax assets. As of December 31, 2007, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $5,800,000 available to reduce future taxable income. The tax losses expire in years between 2017 and 2028.

The deferred tax asset associated with the tax loss carryforward is approximately $1,960,000. The Company has provided a full valuation allowance against the deferred tax asset. The valuation allowance increased by $233,000 for 2007 and $7,000 for 2006.

The Companys ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform
Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

Note 4.  Related Party Transactions

In May 2007, as part of a renegotiated contract with the CFO/Chairman to take on the added responsibilities of the position of Chief Strategic Officer, the Executive agreed to relinquish any right to past accrued salary debt owing to him in the amount of $205,000. Because the renegotiated contract did not include any consideration paid or to be paid to the Executive for prior service, the Company considers the liability to have been extinguished and has recorded a gain for that amount in its Statement of Operations.

In 2007, the Company relocated its offices in Bellingham, Washington, and subsequently to Ferndale, Washington. The office facilities are currently provided on a month to month basis by a Director of the Company. Out of the total of $135,945 General and Administrative Expenses reflected in these financial statements, the Director was paid $38,454 of which $16,689 was for rent expense and the balance, $21,764 for other supplied administrative expenses.

Note 5.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related and third parties to help fund the Companys operations. The advances are non interest bearing and are due on demand.

Note 6.  Related Party Transactions

The Company received loan proceeds for general corporate use to be repaid by ________, 2009. The loan accrues interest at a rate of __________ %. As of December 31, 2007 the Company has not accrued interest on the note because it was not material.



 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2005 the Company retained Peterson Sullivan PLLC, Certified Public Accountants (Peterson) of Seattle, WA. During the Companys two most recent fiscal years there were no disagreements between Peterson and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Peterson would have caused Peterson to make reference to the subject in its report. In addition, during the Companys two most recent fiscal years no reportable events, as defined in Item 304(a)(1)(iv)(A),
(B) (D) or (E) of Regulation SB occurred.

 ITEM 8A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a 15 under the Exchange Act for the period ended December 31, 2007 we have carried out an evaluation of the effectiveness of the design and operation of our Companys disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)
), and based on this evaluation our Chief Strategic Officer and Chief Financial Officer (the Certifying Officers) conclude that our disclosure controls and procedures were not effective as of December 31, 2007 because of identified material weaknesses in our internal control over financial reporting as detailed below under
(c) Material Weaknesses Identified.

(b)	Managements Report on Internal Control
Over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed established disclosure controls and other procedures that are designed to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

(c)	Material Weaknesses Identified
Our Certifying Officers are aware that with the
limited level of operations, financial resources and availability of personnel that material weaknesses exist in the controls and procedures, particularly in the concentration of duties, lack of an audit committee and access to additional financial expertise, both
within and external to the current composition of
the Board of Directors.  Specific weakness in internal
control over financial reporting exists because of the
following:
1. Our Company is managed by a small number of
individuals working out of offices in Ferndale,
Washington and Richmond, British Columbia.  We do not
have a large enough number of independent staff or
management members to provide third party oversight
in the review of our financial transactions on an
ongoing basis.  Our CSO/Chairman of the Board/Director
is solely responsible for initiating activities of
the Company and CFO/Director/Secretary is responsible
for reviewing, and, until recently, recording the
financial transactions, as well as the preparation
and review of financial reports, including the preparation
of the 10Q SBs and 10KSB.  The electronically
recorded and related physical records are maintained
by the Ferndale office.
2. The Companys Board of Directors consist of three
members of which two make up the entire management
team resulting in inadequate independent oversight
of the management function as well as not having
member to staff board of director committees, in
particular an audit committee.  The Company lacks
a designated financial expert and no method of
creating an effective whistleblower program.
(d)	Plan for Remediation of Material Weaknesses
Our Chief Strategic Officer is actively engaged in actions to resolve these deficiencies by pursuing funding and acquisition of projects that would allow the Company to increase its level of staffing and add to its Board Members. Additional changes to operational control which can be implemented prior to full funding are being explored to allow the Company to meet the requirements by Sarbanes Oxley by its annual report for 2008.
(e) Changes in Internal Controls over Financial Reporting
There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company is in a transition period where it is separating the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.
3. Our limited operations and business practices include complex technical accounting issues that require significant accounting and SEC reporting expertise. We do not have adequate accounting technical resources to ensure timely and accurate accounting and reporting for addressing such highly technical issues.
4. There is a lack of independent supervisory review of accounting transactions, including the recording of general ledger journal entries, mouth end account reconciliations, and preparation of financial reporting.

 PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


NAME		POSITIONS HELD WITH THE CORPORATION
---------------------------------------------------
Dr. J. Greig	Director, & Chief Strategic Officer
Edward D. Renyk	Director, Secretary/Treasurer & Chief Financial Officer
Larry Fix		Director
---------------------------------------------------

Dr. J. Greig. Dr. Greig assumed the position as President October 1, 2003 and was subsequently appointed Chief Executive Officer of the Company. He has an extensive history in developing financing and operating businesses, has been a featured speaker on CNBC, CNN, Moneyline and MSNBC as well as a regular guest on various financial radio programs. He has lectured extensively at financial workshops, seminars and trade shows as well as being quoted in the Wall Street Journal, Barons and Investors Business Daily and published in Forbes, Fortune and many trade magazines. Dr. Greig has been responsible for the majority of the funding received by 1st NRG Corp. to date.
E. D. Renyk. Mr. Renyk served as the President, Chief Financial Officer and a Director of the Company from June 8, 1995 to October 31, 2003 and continues to serve as Secretary. Mr. Renyk is a member of the Canadian and British Columbia Institutes of Chartered Accountants.
He has been a Chartered Accountant since 1962, managing and directing his own practice for most of that period, specializing in consulting to both private and publicly traded corporate firms. Prior to establishing his own practice and subsequent to obtaining his designation as a Chartered Accountant he held positions ranging from Controller to Vice President of Finance with various corporations.
John Lawrence Fix. Mr. Fix served as Secretary to the Company from May 18th, 2000 to September 30, 2003.
Mr. Fix has a rounded educational background and hands on business experience in the following industries: farming, sawmill operations, oilfield construction and road building, oil field servicing, motel management, mining including related experience in promoting, staking, overburden removal and has filled the positions of Chief Flying Instructor, Charter Pilot, Certified Aircraft Engineer, aircraft accident and insurance adjusting and investigation, international brokerage of goods as well as founding and/or operating his own businesses.
Mr. Fix brings to the Board of the Company his analytical abilities and the drive and determination to bring a project to a successful conclusion.

 ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth the compensation for the fiscal years ended December 31, 2001 thru 2007
(fiscal years) payable/paid to Dr. Greig, the Companys
CSO, Mr. Renyk, the Companys Secretary and Mr. Fix, a
Director. No other officer or Director received any compensation from the Company in these fiscal years.

---------------Long-Term
					Compensation
					Awards
					---------------------
Name		Year	Salary		Restricted	All Other
					Stock (4&5)	Compensation
-----------------------------------------------------
J. Greig (2)	2003	$   9,000		$1,950,000*	        --
		2004	$  60,000		       --		        --
		2005	$  60,000		       --		        --
		2006	$  60,000		       --		        --
		2007	$ 260,000	       --		        --
------------------------------------------------------
Edward Renyk (1)	2001		$  90,000		       --		        --
		2002	$  90,000		       --		        --
		2003	$  90,000		       --		        --
		2004	$  45,000		       --		        --
		2005	$  45,000	    	       --		        --
		2006	$  45,000		       --		        --
		2007	$ 117,606	       --		        --
-----------------	$     --		       --		        --
----------------------------------------------------


1. On June 30, 1995, the Company entered into a five year
employment agreement with the then President of the Company
that provided for a salary of $7,500 per month beginning
July 1, 1995.  The agreement expired as of June 30, 2000
and it was agreed that Mr. Renyk continue with the Company
in the same capacity and under the same terms except on a
month to month basis until a new contract was negotiated.
On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re organization plan at which time a new contract was to be
negotiated.  Due to the delay in the conclusion of the
reorganization plan Mr. Renyk agreed that effective
January 1, 2004 that his salary be reduced to $3,750.00
per month.  Effective April 20, 2007 the Company entered
into a two year contract with Mr. Renyk to continue to act
as Secretary to the Company for one year and then to
act as assistant to the Secretary for the remaining
year at a base salary of $150,000 per annum together
with a three year option package for the purchase of
up to 25,000 common shares of the Company at $20.00 per
share.  (see Item 6(a) Exhibits 10.14.1 Employment agreement of Edward D. Renyk).
2. On October 1, 2003 the Company appointed a new President,
Dr. Greig, and effective November 1, 2003 the Company entered into a five year employment agreement with the new
that provides for a salary of $5,000 per month beginning
November 1, 2003.  Effective November 1, 2004 Dr. Greig
resigned as President and assumed the position of CSO and
Chairman of the Board.  All other terms of his contract
remain unchanged.  Effective April 20, 2007 in recognition
of his efforts in sourcing projects and leading negotiations with third parties in pursuing new opportunities and agreements, the Company renegotiated his contract to continue filing the positions of CSO and Chairman of the Board at the base salary of $350,000 per annum together with a provision for added
value bonuses on annual increases in revenues, EBITDA and
asset added value.  In addition he has the right to be granted options to purchase a percentage of any share issuances carried out by the Company.  (see Item 6(a) 10.21.1.1 Employment
Agreement of Dr. J. Greig)
	* As a result of the restatement of the 2003 Financial
Statements to reflect the conclusion of the Companys reorgaization plan.  Formerly entered at par value.
3. Stock Options
In 2000 the Company granted 15,000 stock options under the Plan.
These options expired, unexercised in 2002.
In May 2007, the Company authorized 25,000 common stock options to the Companys CFO/Secretary as part of his employment contract.
The options are exercisable at $20.00 per share and are exercisable
for 3 years beginning in May 2007.   The options were valued at $0.79
per share using the Black Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield
$0, expected volatility of 164%, risk free interest rate of 4.91%, and stated lives of 1.5 years.  Accordingly $19,698 compensation expense has been recorded.
4. Stock Grants
On April 5, 2002 the Company issued from treasury 10,000
common shares under the Stock Grant Program established
June 30, 1995.  The cost of the issue was recorded at the
common stocks par value of $0.02 per share and reported in
the General and Administrative expenses shown on the
Statements of Operations.  The average trading sale
price of the stock over the preceding 60 days prior to
their issue was $0.60 per common share.
 Stock Option Plan and Stock Grant Program
In June 1995 the Company adopted a non qualified stock
option plan and a stock grant program with the following
provisions:
Stock Option Plan(1)
The Company has reserved 15,000 shares of its authorized
Common Stock for issuance to key employees and consultants
of the Company and affiliates.  Under this plan, no employee may receive more than 5,000 stock options.  Options are
non transferable and expire if not exercised within two
years from the date of issue.
The options are issuable to officers, key employees
and consultants in such amounts and prices as determined
by the Board of Directors.
On May 18, 2000, under the Stock Option Plan established
June 30, 1995, the Company issued 15,000 Stock Options
which entitle the Optionee to purchase one fully paid
common share of the Company at the price of $1.00 per
common share for a period of two years from the date
of granting.
On May 18, 2000 the Companys shares traded on the
OTC Bulletin Board at $1.10 on a volume of 2,175 shares.
These options were not exercised and expired in 2002.
Stock Grant Program (1)
Under the Stock Grant Program (1) established June 30, 1995, the Company has reserved 15,000 shares of its authorized Common
Stock for issuance to key employees and directors. Under this plan, no employee may receive more than 5,000 shares. The program requires the employee to remain in the employ of the Company for at least one year following the grant and to agree not to engage in any activity that would be considered in competition with the Companys business.  If the employee violates any one of these conditions the ownership of the shares issued under the program shall revert back to the Company. The shares issued under the program are non-transferable, except for transfers back to the Issuer, for a period of one year from the date of issue. As of December 31, 1996, a total of 5,000 shares had been granted to five directors pursuant to this plan.
On May 18th, 2000, the Company authorized and on April 5, 2002 issued common stock as follows:
	Larry Fix			125 common shares at par value of $0.02 per share
	Lloyd Mear		188 common shares at par value of $0.02 per share
	Edward Renyk		188 common shares at par value of $0.02 per share
 (1)	Incorporated by reference to the Companys
Form 10-SB 12G, Commission File No. 0-25786.
 Board Compensation
The Board, from time to time, is authorized to establish compensation for the Directors, but none has been set at this date. All of the directors
are reimbursed for their expenses incurred in connection with their attendance at Board of Directors meetings.
Board of Directors Committees
The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope
of an audit
committees responsibilities and the means by which
it carries out those responsibilities. In order to be listed on any of these exchanges,
the Company will be required to establish an audit committee.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 14, 2007, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name						Number of		Percentage of
						Shares owned (1)		Shares Owned (2)
----------------------------------------------------------------
Dr. J. Greig
103 E. Holly Street, Suite 303, Bellingham, WA 98226
Director, Chairman & Chief Strategic Officer		1,950,000		65.48%

Edward D. Renyk
17  12311 McNeely Dr., Richmond, BC, V6V 2S2
Director, Secretary & Chief Financial Officer		   297,758		10.00%

Larry Fix
11700 King Road, Richmond, BC, Canada  V7A 3B6
Director						      2,500
Officers and Directors
as a Group (3 persons)				 	2,250,258		 75.56%
-------------------------------------------------------------------
 --	Less than 1%
(1)	Unless otherwise indicated all shares
are held of record by the beneficial holders named
above.
(2) Based upon 2,828,028 shares of Common Stock outstanding on
December 31, 2007.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Accrued management compensation	$562,047
Is composed of compensation due to the Companys officers who have deferred payment until the Company creates a cash flow sufficient to cover its operating costs.

Loans payable related parties	$ 30,098
This represents disbursements made on behalf of the Company by the officers of the Company.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K
The following are filed as part of this Report:
(a)	Exhibits
2.1	Presentation to the Stock Holders (3)
2.2	Amended Presentation to the Stock Holders (4)
2.3	Form S-8 Registration Statement under the Securities Act of 1933 (5)
3.1	Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Amendment dated June 23,
1989 to Certificate of Incorporation (1)
3.3	Certificate of Amendment dated June 1,
1995 to Certificate of Incorporation (1)
3.4	Certificate for Renewal and Revival of Charter dated June 1, 1995 (1)
3.5	By-laws of the Registrant (1)
4.1	Form of Common Stock Certificate (1)
10.1	Agreement to Exchange Assets for Stock (1)
10.2	Operating Agreement (1)
10.3	Extension Agreement between the
Registrant and Noble dated September 1, 1995 (1)
10.4	Second Extension Agreement between the
Registrant and Noble dated April 30, 1996 (1)
10.5	Satisfaction of Debt with Stock-Noble Metal Group Incorporated (1)
10.6	Modification and Extension Agreement between Registrant
and Noble dated July 1996 canceling $1,000,000 obligation and further extending date for payment of $954,500 in consideration for agreement to deliver 3,421 ounces of gold (1)
10.7	Agreement of Business Combination by Exchange of
Assets for Stock Regarding Place Lease #1160 between the
Registrant and Dorothy Dennis (1)
10.8	Extension Agreement between the Registrant and Dorothy Dennis dated April 30, 1996 (1)
10.9	Satisfaction of Debt with Stock - Dorothy Dennis (1)
10.10	Satisfaction of Debt with Stock - E.D. Renyk (1)
10.11	Satisfaction of Debt with Stock - J.J. McIntyre (1)
10.12	Stock Option Program (1)
10.13	Stock Grant Program (1)
10.14	Employment Agreement of Edward D. Renyk (1)
10.14.1	Employment Agreement of Edward D. Renyk (10)
10.15	Second Extension Agreement between
Registrant and Dorothy Dennis dated October 1996 (1)
10.16	Modification and Extension Agreement between
the Registrant and Noble Metal Group Incorporated
dated March 9, 1999 (2)
10.17	Extension Agreement between the Company
and Dorothy Dennis dated March 30, 1999 (2)
10.18.1	Letter of Intent between the Company and
Cyber Centers.com, Inc. dated July 6, 1999 (2)
10.18.2	Addendum dated July 28, 1999 to Letter of Intent (2)
10.19	Recission and Release Agreement between the
Company and Noble Metal Group Incorporated effective
December 31, 1999 (2)
10.20	Release Agreement between the Company and
Dorothy Dennis dated the 17th day of February, 2000 (2)
10.21	Employment Agreement of Loren Miller (6)
10.21.1	Employment Agreement of J. Greig
10.21.1.1	Employment Agreement of J. Greig (9)
10.22	Common Stock Unit Purchase Agreement (7)
10.23	Private Placement Letter of Intent  Chadbourn Securities (7)
16.1	Letter of former Accountant (2)
24.1	Consent of W.G.T. Consultants Ltd. (1)
31.1	Certification of the Chief Executive Officer pursuant
to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2
(Attached)
31.2	Certification of the Chief Financial Officer pursuant to
Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2
(Attached)
32	Certification of the Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 20 (Attached)
------------
(1)	Incorporated by reference to the Companys
Form 10-SB12G, Accession Number: 000100547-97-002295
filed September 29, 1997.
(2)	Incorporated by reference to the Companys
Form 10-KSB, Accession Number: 000100547-002687
filed March 30, 2000.
(3)	Incorporated by reference to the Companys
Form 10-QSB, Accession Number: 0001169232-03-005124
filed August 13, 2003.
(4)	Incorporated by reference to the Companys
Form 10-QSB, Accession Number:0001137171-03-000573
filed November 10, 2003.
(5)	Incorporated by reference to the Companys
Form S-8, Accession Number 0001137171-04-000481 filed
April 20, 2004
(6)	Incorporated by reference to the Companys
Form 10-QSB, Accession Number: 0001137171-04-001462
filed November 15, 2004.
(7)	Incorporated by reference to the
Companys Form 10-QSB, Accession No. 0001137171-07-
001508 filed November 14,  2007.
(8)	Incorporated by reference to Companys
10K SB Accession Number 0001137171-07-000745 filed
May 18, 2007
(9) 	Incorporated by reference to Companys
Form 8 K Accession Number 0001137171-07-000608
filed April 30, 2007
(10)  	Incorporated by reference to Companys Form
10K SB Accession Number 0001137171-07-001138 filed
August 20, 2007


(b) Reports on Form 8-K.
The Company filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

 ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)	Audit Fees
The aggregate fees  billed  by  Petterson Sullivan P.L.L.C.
for professional  services  for  the  audit  of  the  Companys  annual financial statements and quarterly reviews  included in the Companys
Form 10-KSB and Forms 10-QSB were  $27,000  (2006  -  $22,500).
(2)	Audit-Related Fees
There were no fees billed to the Company for other audit related fees.
(3)	Tax fees
There were no fees billed to the Company for tax compliance, advice or planning.
(4)	All Other Fees
There were no fees billed to the Company for any other products or services.
(7) Audit Committees Pre-approved Policies and Procedures
The Board of Directors has not yet constituted an audit committee.
 SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2008

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

  Signature		Title	Date
  ------------		------	------

/s/ J. Greig		Director and		April 10, 2008
---------------------------		Chief Executive Officer
J. Greig

/s/ Edward D. Renyk	Secretary, Director and	April 10, 2008
---------------------------		Principal Accounting Officer
Edward Renyk

/s/ Larry Fix		Director			April 10, 2008
--------------------------
Larry Fix


Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of  1st NRG Corp.
(the Company) on Form 10-KSB for the period ending December 31,
2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a 14 and 15 d14 of the Securities Exchange Act of 1934 (the Exchange Act), as adopted pursuant to 302 of the Sarbanes Oxley Act of 2002, that:

1.  	I have reviewed this Report;
2.  	Based on my knowledge, this Report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3.  	Based on my knowledge, the financial statements, and other
financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;
4.  	I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company
and have:
(a)	Designed such disclosure controls and procedures,
or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(b)	Evaluated the effectiveness of the Companys disclosure
controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation;
and
(c)	Disclosed in this Report any change in the Companys internal control over financial reporting that occurred during the Companys
most recent fiscal quarter (the Companys fourth fiscal quarter in the case of an annual report)
that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and
5.  	I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Companys auditors and to the audit committee of the Companys board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the Companys internal control over financial reporting.

/s/ J. Greig

Dr. J. Greig,
Chief Executive Officer
April 10, 2008
Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
       In connection with the Annual Report of 1st NRG Corp. the Company on Form 10 KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Edward Renyk, Chief Financial Officer of the
Company, certify, pursuant to Rules 13a 14 and 15 d14 of the Securities Exchange Act of 1934 (the Exchange Act), as adopted pursuant to 302 of the Sarbanes Oxley Act of 2002, that:

1.  	I have reviewed this Report;
2.  	Based on my knowledge, this Report does not contain
any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3.  	Based on my knowledge, the financial statements, and
other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;
4.  	I and the other certifying officers of the Company are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and
15d 15(e)) for the Company and have:
(a)	Designed such disclosure controls and procedures,
or caused such disclosure controls and procedures to be designed under our supervision,
to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(b)	Evaluated the effectiveness of the Companys disclosure
controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation;
and
(c)	Disclosed in this Report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter (the Companys fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and
5.  	I and the other certifying officers have disclosed, based
on our most recent evaluation of internal control over financial reporting, to the Companys auditors and to the audit committee of the Companys board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves
management
or other employees who have a significant role in the Companys internal control over financial reporting.

/s/ E.  D. Renyk

Edward Renyk
Chief Financial Officer
April 10, 2008

Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp.
(the Company) on Form 10 KSB for the period ending
December 31, 2007 as filed with the Securities and Exchange
Commission on the date hereof (the Report), we, Dr. J. Greig,
Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley
Act of 2002, that:
       1.	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
       2.	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig					/s/ E. D. Renyk

Dr. J. Greig					Edward Renyk
Chief Executive Officer				Chief Financial Officer
April 10, 2008					April 10, 2008