Form 10-Q
period 2008-03-31
1st NRG Corp.
filed 2008-05-19
CIK 949268

==========================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 0-2660

1ST NRG CORP
(Exact name of small registrant  as specified in its charter)
	Delaware
(State or other jurisdiction of Incorporation or organization)

22-3386947
(IRS Employer Identification No.)

1730 LaBounty Rd. #213, Ferndale WA  98248
(address of principal executive offices)
360-384-4390
(Registrants telephone number, including area code)

 (former name)              (former address)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated
filer, an accelerated filer, or a smaller reporting company.	 See
the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|  	Accelerated filer |_|
Non-accelerated filter   |_| (Do not check if a smaller reporting company)
Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)
	Yes |_|  No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court:	Yes |_|  No |X|

Indicate the number of outstanding of each of the issuers classes of common stock as of the latest practicable date: 2,828,028 common shares as of April 30, 2008
For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.




Form 10-Q

INDEX

                               Page
                               Number


PART I. FINANCIAL INFORMATION 	  2

Item 1. Financial Statements	  2

        Balance Sheet	  2

        Statements of Operations	  3

        Statements of Stockholders Equity 	  4

        Statements of Cash Flows 	  5

        Notes to Financial Statements 	  6

Item 2. Managements Discussion and Analysis of Financial Condition
and Results of Operations 	 10

Item 4. Controls and Procedures	  11


PART II OTHER INFORMATION	  13

Item 1. Legal Proceedings 	  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 13

Item 4. Submission of Matters to a Vote of Security Holders 13

Item 5. Other Information 	  13

Item 6. Exhibits and reports on Form 8-K 	  14


SIGNATURES	  15


	Exhibits 31 & 32  CERTIFICATIONS



PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEET
As of March 31, 2008 and December 31, 2007
(unaudited)
				ASSETS	2008		2007
Current Asset
	Cash				 $4 		 $0
				LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
	Accounts payable		$17,156 	$11,752
	Contract payable		220,000
	Accrued management
	compensation			687,048 	562,047
	Accrued interest		2,678 		 2,678
	Cash advances			12,500 		 12,500
	Advances from related parties	54,521 		 39,388
					________	_________
	Total current liabilities	993,903 	628,365

Long-Term Liabilities
	Loan payable			21,618 		 9,200
	Loan payable from related party	2,171 		 4,041
					________	__________
	Total long term liabilities	23,789 		 13,241
					________	__________
	Total liabilities	 	1,017,692 	641,606

Stockholders Deficit
	Preferred stock - authorized 5,000,000 shares,
		par value $.001, none issued or outstanding
	Common stock - authorized 25,000,000 shares,
		par value $0.02, 2,828,028 shares issued
		and outstanding		56,561 		 56,561
	Common stock issuable,
	1,215,446 shares		24,308 		 24,308
	Additional paid-in capital	5,043,421 	5,043,421
	Accumulated deficit		(2,632,475)	(2,632,475)
	Deficit accumulated during
the development stage			(3,509,503)	(3,133,421)
					___________	____________
					(1,017,688)	(641,606)
					___________	____________
					 $4 		 $0
					===========	============

See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007 and
for the Period from
 October 1, 2003 (the effective date of the development stage)
through March 31, 2008
 (unaudited)
					Three Months 			Three Months		Cumulative
					Ended March 31, 2008		Ended March 31, 2007	During the
												Development Stage
Revenue					 $-   		 		$-   		 	$-
Expenses
	Management compensation		125,001 		 	26,250 		 	2,846,746
	Consulting fees			220,000 				 		220,000
	General and administrative	30,720 		 		3,268 		 	292,531
					________			________		__________
					375,721 		 	29,518 		 	3,359,277
Other Income and Expense
	Income
		Interest earned		 -   				 			4,344
		Extinguishment of
		related party debt	 -   				 			205,000
 					________			________		___________
					 -   		 		-   		 	209,344
	Expense
		Interest expense	361 		 		9 		 	3,804
		Loss of escrow deposits	 -   				 			355,767
					________			________		___________
					 361 		 		9 		 	359,571
					________			________		___________
					 361 		 		9 		 	150,226
					________			________		___________
	Net loss			$(376,082)		 	$(29,527)		$(3,509,503)
					========			========		===========
Net loss per common share
(basic and fully diluted)		$(0.13)		 		$(0.01)
					========			========
Weighted average number of
shares outstanding			2,828,028 		 	3,469,814
					========			========









See Notes to Financial Statements
3

		1st NRG CORP
		(a Development Stage Company)
		STATEMENT OF STOCKHOLDERS' DEFICIT
		For the Period from
October 1, 2003 (the effective date of the development stage)
through March 31, 2008
			(unaudited)
Preferred Stock			Common Stock			Common Stock Issuable	Additional
											Paid-inCapital
Deficit Accumulated
During the Development Stage
Number of Shares Amount 	Number of Shares Amount 	Number ofShares	Amount


StockSubscriptions 		 AccumulatedDeficit 		Total
Balance, September 30, 2003
	-    	306,675 	$6,134
-    	$-   $1,582,105    $(2,544,771)		    	(956,532)

Common stock issuable for
management compensation,
September 2003
 -    		 -    	1,950,000 	39,000 	 1,911,000
-    				 1,950,000
Common stock issuable for
debt and accrued expenses,

September 2003
1,023,853 	20,477 	 1,003,376 								 1,023,853
		Net loss																	(87,704)		 (1,986,287)		 	(2,073,991)
Balance, December 31, 2003
-    		 -    	306,675   6,134
2,973,853 		 59,477 		 4,496,481
	 -    		 (2,632,475)		 (1,986,287)
(56,670)
See Notes to Financial Statements
Stock subscription issued for
services to be provided, May 2004
150,000 		 3,000 		717,000 		 (720,000)						 -
Issuance of common stock
issuable								 2,496,353 		 49,927 		 (2,496,353)		 (49,927)
Net loss																							 (121,966)		 (121,966)
Balance, December 31, 2004
-   		 -   	2,953,028 	59,061
477,500   9,550 	5,213,481 		 (720,000)
(2,632,475)		 (2,108,253)		 (178,636)
Net loss																							 (164,683)		 (164,683)
Balance, December 31, 2005
 -   		 -   		 2,953,028 	59,061 477,500
9,550 		 5,213,481 		 (720,000)
(2,632,475)		 (2,272,936)		 (343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006												 14,286 		 286 		 9,714 								 10,000
Issuance of common stock for services,
November 2006								 25,000 		 500 						 27,000 								 27,500
Net loss																							 (176,476)		 (176,476)
Balance, December 31, 2006
-    		 $-   		 2,978,028
 		 $59,561 	491,786 		 $9,836
$5,250,195 		 $(720,000)		 $(2,632,475)
$(2,449,412)		 $(482,295)
Stock subscriptions returned, February 2007
(150,000)		 (3,000)	(717,000)		 720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000
	714,285 		 14,285 		 475,341 								 489,626
Warrants issuable for cash, April 2007
												 374 		374
Common stock issuable for cash, September 2007
9,375 		 187 		 10,858 								 11,045
Warrants issuable for cash, September 2007
													 3,955 		3,955
Options issued for executive compensation, 2007
												 19,698  19,698

Net loss																							 (684,009)		 (684,009)
Balance, December 31, 2007
-    		 $-   	2,828,028  $56,561  1,215,446
$24,308 		 $5,043,421 		 $-   		 $(2,632,475)		 $(3,133,421)		 $(641,606)

Net loss																							 $(376,082)		 (376,082)
Balance March 31, 2008
-    	$-   	2,828,028 	$56,561 	1,215,446
$24,308 		 $5,043,421 		 $-   		 $(2,632,475)
		 $(3,509,503)		 $(1,017,688)

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 and
for the Period from October 1, 2003 (the effective date of
the development stage) through March 31, 2008
 (unaudited)
					Three Months 	Three Months	Cumulative During
					Ended March 31, March 31,	the Development
					2008		2007		 Stage
					____________	____________	___________________
Cash Flows From Operating Activities
	Net loss			$(376,082)	$(29,527)	$(3,509,503)
	Adjustments to reconcile net loss to net cash
		used in operating activities
		Common stock issuable for:
			management compensation 			1,950,000
			future services					10,000
		Options issuable for mangement compensation 		19,698
		Common stock issued for:
			services					27,500
		Gain on extinguishment of related party debt 		(205,000)
		Loss of deposits held in Escrow				355,767
		Change in operating assets and liabilities
			Accounts payable and accrued interest
					5,404 		 1,967 		 50,790
			Contract payable220,000 			220,000
			Accrued management compensation
					125,001 	26,250 		 840,548
					________	_______		______________
Net cash used in operating activities	(25,677)	(1,310)		 (240,200)
Cash Flows From Investing Activity
	Increase in deposits in Escrow					 (355,767)
Cash Flows From Financing Activities
	Proceeds from contracts payable 				  12,361
	Proceeds from loans payable 	12,418 				  12,418
	Proceeds (Payments) on loans payable 				 (50,621)
	Proceeds from loan payable, related party
					976 		 1,310 		  5,017
	Proceeds (Payments) on loans payable, related party
					(2,846)				 (2,846)
	Proceeds from common stock and warrants, net 			 505,000
	Payments on advances from related parties
					(6,440)				 (58,177)
	Proceeds from advances from related parties
					21,573 				 172,817
					________	_________	_____________
	Net cash provided by financing activities
					25,681 		 1,310 		 595,968
					________	_________	_____________

Net change in cash			4 		 -   		 1
Cash, beginning of period		-   		 110 		 3
					________	_________	_____________

Cash, end of period			$4 		 $110 		 $4
					========	=========	=============

Supplementary Information - Non-cash Transactions:
	Common stock issued and issuable for debt
		and accrued expenses
					$-   		 $-   		 $1,041,353
					========	=========	=============

See Notes to Financial Statements
5





NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp (the Company) was formed under the laws of the State of Delaware on January 8, 1988. The Companys principal business activity was the exploration and development of mineral properties. Effective as of September 30, 2003, the Company discontinued these operations and re-entered the development stage to examine new opportunities. Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

In February 2008, the Company entered into a Consulting Agreement to assist in identifying possible business acquisitions of Specialty
Fuel companies in China.  See Note 6 for further discussion on the contract.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Companys Form 10-KSB for the year ended December 31, 2007. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at March 31, 2008. The Companys ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beginning in 2007 the Company identified and attempted to enter a niche market in the Specialty Fuels segment of the economy through the acquisition of two refining facilities. Due to the inability of the contracted major funder not being able to complete, these acquisitions were not successful.

In February 2008, as noted above, with the signing of the consulting agreement the Company widened its search for suitable acquisitions or associations in the Specialty Fuels segment to include China.

Presently the Company does not have financing in place nor does it have a specialty fuels facility identified for purchase. Still wishing to be in the Specialty Fuels segment, and to sustain Company operations for the next twelve months and beyond, the Company is presently pursuing alternative funding sources and is seeking suitable replacement facilities as well as taking steps to controlling and adjusting overhead and expenses to reflect its present level of operations. There can be no assurance that any of these efforts will be successful or that the Company will be able to continue operations.

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

Cash

Cash consists of checking and savings accounts held at financial institutions. The Company did not pay cash for any interest or income taxes during 2008 or 2007.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003. Related accrued interest remains unpaid at March 31, 2008.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 540,000 potentially dilutive securities held as of March 31, 2008 and December 31, 2007. For the three months ended March 31, 2008 outstanding options and warrants were anti-dilutive because of the Companys net losses. As such, their effect has not been included in the calculation of diluted income per share. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Companys valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure.

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

Recent Accounting Pronouncements

There are no recent pronouncements that the Company believes will have a significant impact on its financial statements or presentation.

Note 2. Equity Transactions

A summary of warrants outstanding at March 31, 2008, is as follows:

			Number 		Weighted Average	Remaining	Aggregate
			of warrants	 Exercise Price	 	Contractual 	Intrinsic
					Term     		Value
Balance at Dec. 31, 2007  515,000	$58.54					$4,329
Warrants exercised	    (0)
Warrants cancelled	    (0)
Warrants expired	    (0)
Balance at March 31, 2008 515,000	$58.54					$4,329

A summary of options outstanding at March 31, 2008 is as follows:

			Number of	Weighted		Remaining	Aggregate
			Options		Average			Contractual Term Intrinsic
					Exercise Price				  Value
Balance at Dec. 31, 2007 25,000		$20.00					$19,698
Options exercised	  (0)
Options cancelled	  (0)
Options expired		  (0)
Balance at March 31, 2008 25,000	$20.00			2.25 years	$19,698


The Company has no unvested warrants or stock options.

Effective March 17, 2008, all shares of the Companys common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 3.  Related Party Transactions

The Companys offices are located in Ferndale, Washington.
The office facilities are currently provided on a month to month basis by a Director of the Company. Out of the total of $30,721 General and Administrative Expenses reflected in these financial statements, the Director was paid $7,500 for facility costs consisting of rental expenses.

Note 4.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related parties to help fund the Companys operations. The advances are non-interest bearing and are due on demand.

Note 5.  Loan Payable and Loan Payable from Related Party

The Company received loan proceeds for general corporate use to be repaid by August 1, 2009. The loan accrues interest at a rate of 10% per year.

A related party paid operating expenses on behalf of the Company that must be repaid by October 9, 2009. The loan accrues interest at a rate of 10% per year.

Note 6.  Contract Payable

In February 2008, the Company entered into an agreement with a consultant for services related to identifying potential business acquisitions. Under the agreement, the Company is obligated to pay the consultant $220,000 as a non-refundable retainer for these services, plus reimbursement costs the consultants incur. On successful completion of an acquisition by the Company, the consultant would be entitled to a successful efforts payment equal to 11 percent of the value of the under lying acquisition. To date, no payment has been made under the agreement and no amounts have been accrued for the contingent liability related to a potential acquisition.




Item 2. Managements Discussion and Analysis of Financial Conditions and
Results of Operations
THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS
THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON
HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE
USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS MAY, SHALL, WILL, COULD,
EXPECT, ESTIMATE, ANTICIPATE, PLAN, PREDICT, PROBABLE, POSSIBLE, SHOULD, CONTINUE, OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF
THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS. This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes.
Our discussion and analysis of our
financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions.
Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances.
Actual results are likely to differ
from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.
Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below and have not changed significantly.
With the completion of the re-organization in 1994 the Company expanded its areas of interest in addition to the historical mineral exploration activities carried on in the past. The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production. The plan includes developing partnerships with major players, identifying acquisition targets, and utilize established financial associations to fund the model. The Companys Chief Strategic Officer has identified quality, qualified personnel, with whom he is in current negotiation, to help bring the model to life and guide it through the various stages of development and growth. Further, to move forward in reaching these goals, the Company has engaged the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements,
Note 6  Contracts Payable.)
Limited Operations: The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing. Expenditures as shown in the Statements of Operations during the current three month period reflect a material increase over 2007 caused by the revised employment agreements (see Item 6(c) Exhibits 10.14.1 Employment agreement of Edward D. Renyk and 10.21.1.1 Employment Agreement of
Dr. J. Greig); Consulting fees (see Notes To Financial Statements,
Note 6 Contracts Payable); General and administrative expenses for the three months in 2008 reflecting the additional cost for rents on the Ferndale head office facilities and contracting out of bookkeeping costs relative to our program to improve internal controls by separating the responsibilities of personnel; and professional fees related to preparation of presentation packages to elicit major financing.
At March 31, 2008 the Company had a stockholders deficit in excess of $1,000,000.
Liquidity: The financial statements of the Company contained herein have been prepared on a going concern basis. If the Company were unable to raise funds necessary to continue operations or were unable to generate positive cash flow from new operations, it might be forced to liquidate.
In such event, it is unlikely that the Company would realize amounts sufficient to liquidate its liabilities recorded on the balance sheet. Historically, management has provided the cash funding required to meet current operating costs. Additionally the Company has undertaken further steps as part of the plans outlined above under Plan of Operation with the goal of sustaining Company operations for the next twelve months and beyond by engaging the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements, Note 6 Contracts Payable.)
There can be no assurance that any of these efforts will be successful. Substantial Indebtedness to Related Parties: The Company owed substantial amounts to consisting of accrued management compensation; advances received primarily from Officers, Directors and loans from related and unrelated parties.
There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: As required by
Rule 13a-15 under the Exchange Act for the period ended December 31, 2007 we have carried out an evaluation of the effectiveness of the design and operation of our Companys disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and based on this evaluation our Chief Strategic Officer and Chief Financial
Officer (the Certifying Officers) conclude that our disclosure controls and procedures were not effective as of December 31, 2007 because of identified material weaknesses in our internal control over financial reporting as detailed below under (c) Material Weaknesses Identified.

Managements Report on Internal Control Over Financial Reporting: Our Certifying Officers are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed established disclosure controls and other procedures that are designed to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act
(15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

Material Weaknesses Identified: Our Certifying Officers are aware that with the limited level of operations, financial resources and availability of personnel that material weaknesses exist in the controls and procedures, particularly in the concentration of duties, lack of an audit committee and access to additional financial expertise, both within and external to the current composition of the Board of Directors.  Specific weakness in internal control over financial reporting exists because of the following:
1.	Our Company is managed by a small number of individuals working out of offices in Ferndale, Washington and Richmond, British Columbia.
We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis. Our CSO/Chairman of the Board/Director is solely responsible for initiating activities of the Company and CFO/ Director/Secretary is responsible for reviewing, and, until recently, recording the financial transactions, as well as the preparation and review of financial reports, including the preparation of the 10Qs and 10K.  The electronically recorded and related physical records are maintained by the Ferndale office.
2.	The Companys Board of Directors consist of three members of which two make up the entire management team resulting in inadequate independent oversight of the management function as well as not having member to staff board of director committees, in particular an audit committee. The Company lacks a designated financial expert and no method of creating an effective whistleblower program.
3.	Our limited operations and business practices include complex technical accounting issues that require significant accounting and SEC reporting expertise. We do not have adequate accounting technical resources to ensure timely and accurate accounting and reporting for addressing such highly technical issues.
4.	There is a lack of independent supervisory review of accounting transactions, including the recording of general ledger journal entries, month end account reconciliations, and preparation of financial reporting.
 Plan for Remediation of Material Weaknesses: Our Chief Strategic Officer is actively engaged in actions to resolve these deficiencies by pursuing funding and acquisition of projects that would allow the Company to increase its level of staffing and add to its Board Members. Additional changes to operational control which can be implemented prior to full funding are being explored to allow the Company to meet the requirements by Sarbanes Oxley by its annual report for 2008.
Changes in Internal Controls over Financial Reporting: There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company has engaged the services of an external bookkeeping service provider enabling it to separate the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.





PART II  OTHER INFORMATION
Item 1.  Legal Proceedings
	None
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
 	None

A summary of vested options and warrants outstanding at
March 31, 2008 is as follows:
Number of shares Weighted Average Exercise Price Aggregate Intrinsic Value
Options	 Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2007
25,000	515,000	       $20.00	$58.54	        $19,698	  $4,329

Options/Warrants exercised
(0)	 (0)
Options/Warrants canceled
(0)	 (0)
Options/Warrants expired
(0)	 (0)

Options/Warrants outstanding and exercisable at March 31, 2008
25,000	515,000	$20.00	$58.54	$19,698	$4,329


The Company has no unvested stock options or warrants.

Item 4.  Submission of Matters to a Vote of Security Holders
On January 30, 2008 pursuant to Section 222 of the Delaware General Corporation Law of the State of Delaware, a special meeting of the stockholders of 1st Energy Corp. was duly called and held and at the meeting the necessary number of shares as required pursuant to
Section 228 of the Delaware General Corporation Law were voted in favor of the following Resolutions:

1)	That the Corporation will affect a reverse stock affecting
73,846,260 outstanding corporate shares of stock to be rolled back to 3,692,313, and
2)	That the preceding resolutions and the Written Consent of the
Shareholders be entered into the records of the Company.

No other business was conducted at the meeting.
Shares representing 65.48% of the issued and outstanding stock voted in favor of the Resolutions.

Item 5.  Other Information
	None
Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits: The following Exhibits are furnished as
part of this report.
	None

(b)   Reports on Form 8-K

On February 8, 2008 the Company filed a Form 8k to disclose that under:
1)Section 1 Registrants Business & Operations, Item 1.02 Termination of a Material Definitive Agreement that the September 7, 2007 agreement with Starlight Investment LLC was terminated.

(c)	Documents Incorporated by Reference
Part I Item 2. Exhibit 10.14.1 Employment Agreement Edward D. Renyk Incorporated by reference to Companys Form 10K-SB Accession
Number 0001137171-07-001138 filed August 20, 2007.
Part I Item 2. Exhibit 10.21.1.1 Employment Agreement of J. Greig
Incorporated by reference to Companys Form 8-K Accession
Number 0001137171-07-000608 filed April 30, 2007.


	31 & 32  Certification


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	1ST NRG CORP

	/s/ J. Greig
	---------------------------------
Dated: May 17, 2008	By: Dr. J. Greig, Ph.D.
	CSO and
	Principal Executive Officer


	/s/ Edward D. Renyk
	---------------------------------
Dated: May 17, 2008	By: Edward D. Renyk, CA
	Secretary and
	Principal Accounting Officer
Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of 1st NRG CORP (the Company)
on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report),
I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act
of 1934 (the Exchange Act), as adopted pursuant to 302 of the
Sarbanes-Oxley Act of 2002, that:
1.I have reviewed this Report;
2.Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3.Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;
4.I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(b)	Evaluated the effectiveness of the Companys disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
(c)	Disclosed in this Report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter (the Companys fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting;
and
5.I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Companys auditors and to the audit committee of the Companys board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Companys internal control over financial reporting.
/s/ J. Greig

Dr. J. Greig, Chief Executive Officer
May 17, 2008
Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of 1st NRG CORP. (the Company) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act

of 1934 the Exchange Act as adopted pursuant to 302 of the
Sarbanes-Oxley Act of 2002, that:
1.I have reviewed this Report;
2.Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3.Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;
4.I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
Company and have:
(a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this
Report is being prepared;
(b)	Evaluated the effectiveness of the Companys disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
(c)	Disclosed in this Report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter (the Companys fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the companys internal control over financial reporting.
and
5.I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Companys auditors and to the audit committee of the Companys board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Companys internal control over financial reporting.
/s/ E.  D. Renyk

Edward Renyk, Chief Financial Officer
May 17, 2008
Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the Company) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig				/s/ E. D. Renyk

Dr. J. Greig, Chief Executive Officer	Edward Renyk, Chief Financial Officer
May 17, 2008					May 17, 2008