Form 10-Q/A
period 2008-03-31
1st NRG Corp.
filed 2008-06-04
CIK 949268

==========================================================================
                     UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q/A
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court:	         Yes |_|  No |_|

Indicate the number of outstanding of each of the issuers classes of common stock as of the latest practicable date: 2,828,028 common shares as of April 30, 2008.

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

                         EXPLANATORY NOTE
This amendment No. 1 on Form 10-Q/A is being filed to correct typographical errors in the original filing and language used in some Notes as well as correct tabular formatting and disclosures used to present information for the Warrants and Options reported in the Notes and Part II, Other
Information.
--------------------------------------------------------------------------

                          Form 10-Q/A

                            INDEX
                                                      Page
                                                      Number


PART I. FINANCIAL INFORMATION 	  			2

Item 1. Financial Statements	  			2

        Balance Sheets	  				2

        Statements of Operations	                3

        Statements of Stockholders Equity 	        4

        Statements of Cash Flows 	                5

        Notes to Financial Statements 	                6

Item 2. Managements Discussion and Analysis of
Financial Condition and Results of Operations 	       10

Item 4T. Controls and Procedures	               11


PART II OTHER INFORMATION	                       13

Item 1. Legal Proceedings 	                       13

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds                            13

Item 4. Submission of Matters to a Vote of
        Security Holders                               13

Item 5. Other Information 	                       13

Item 6. Exhibits and reports on Form 8-K 	       14


SIGNATURES	                                       15


	Exhibits 31 & 32  CERTIFICATIONS

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                         1st NRG CORP
                  (a Development Stage Company)
                       BALANCE SHEETS
          As of March 31, 2008 and December 31, 2007
                        (unaudited)

                          ASSETS             2008               2007
                                          __________         __________
Current Asset
  Cash                                   $         4        $         0
 	                                  ==========         ==========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payabl                        $    17,156 	    $    11,752
  Contract payable                           220,000
  Accrued management
    compensation	                     687,048            562,047
  Accrued interest                             2,678              2,678
  Cash advances                               12,500             12,500
  Advances from related parties               54,521             39,388
                                           _________         __________
  Total current liabilities                  993,903            628,365

Long-Term Liabilities
  Loan payable                                21,618              9,200
  Loan payable from related party	       2,171              4,041
                                           _________         __________
  Total long term liabilities                 23,789             13,241
                                           _________         __________
  Total liabilities                        1,017,692            641,606

Stockholders Deficit
  Preferred stock - authorized 5,000,000
    shares, par value $.001,
      none issued or outstanding
  Common stock - authorized 25,000,000
    shares, par value $0.02, 2,828,028
      shares issued and outstanding           56,561             56,561
  Common stock issuable, 1,215,446 shares     24,308             24,308
  Additional paid-in capital               5,043,421          5,043,421
  Accumulated deficit                     (2,632,475)        (2,632,475)
  Deficit accumulated during the
    development stage                     (3,509,503)        (3,133,421)
                                          ___________        ___________
                                          (1,017,688)        (  641,606)
                                          ___________        ___________
                                         $         4        $         0
                                          ===========        ===========

              See Notes to Financial Statements

                                  1st NRG CORP.
                           (a Development Stage Company)
                              STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 2008 and 2007 and
                              for the Period from
             October 1, 2003 (the effective date of the development stage)
                            through March 31, 2008
                                    (unaudited)

                                         Three Months       Three Months       Cumulative
                                        Ended March 31,    Ended March 31,     During the
                                             2008	        2007           Development
                                                                                  Stage
                                          ___________        ___________        ___________
Revenue	                                 $     -            $     -            $     -

Expenses
  Management compensation		     125,001             26,250          2,846,746
  Consulting fees                            220,000               -               220,000
  General and administrative                  30,720              3,268            292,531
                                          ___________        ___________        ___________
                                             375,721             29,518          3,359,277
Other Income and Expense
  Income
  Interest earned                               -                  -                 4,344
  Extinguishment of
    related party debt                          -                  -               205,000
                                          ___________        ___________        ___________
                                                -                  -  	           209,344
  Expense
    Interest expense                             361                  9              3,804
    Loss of escrow deposits                     -                  -               355,767
                                          ___________        ___________        ___________
                                                 361                  9            359,571
                                          ___________        ___________        ___________
                                                 361                  9	           150,226
                                          ___________        ___________        ___________
  Net loss                               $(  376,082)       $(   29,527)       $(3,509,503)
                                          ===========        ===========        ===========
Net loss per common share
(basic and fully diluted)                   $(0.13)            $(0.01)
                                            =======            =======
Weighted average number of
  shares outstanding                       2,828,028          3,469,814
                                           =========          =========








                               See Notes to Financial Statements

                                                            1st NRG
                                                  (a Development Stage Company)
                                                STATEMENT OF STOCKHOLDERS DEFICIT
                                                      For the Period from
                                                        October 1, 2003
                                          (the effective date of the development stage)
                                                     through March 31, 2008
                                                          (unaudited)

                      Preferred Stock Common Stock  Common Stock Issuable                                     Deficit
                      _______________ _____________ _____________________                                   Accumulated
                      Number          Number            Number           Additional    Stock                During the
                        of              of               of               Paid-in    Subscrip  Accumulated  Development
                      Shares Amount   Shares   Amount   Shares   Amount   Capital     -tions     Deficit      Stage         Total
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________
Balance, Sept. 2003     -    $ -      306,675 $  6,134     -     $  -    $1,582,105 $    -    $(2,544,771)$     -      $(  956,532)
Common stock issuable
for mgmt compensation
September 2003          -      -       -          -    1,950,000  39,000  1,911,000      -         -            -        1,950,000

Common stock issuable
for debt and accrued
expenses Sept. 2003     -      -       -          -    1,023,853  20,477  1,003,376      -         -            -        1,023,853

Net Loss                -      -       -          -                                               (87,704)  (1,986,287) (2,073,991)
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________
Balance Dec. 31, 2003   -      -      306,675    6,134 2,973,853  59,477  4,496,481      -     (2,632,475)  (1,986,287) (   56,670)

Stock subscription
issued for services
to be provided, May
2004                    -      -      150,000    3,000                      717,000 (720,000)

Issuance of common
stock issuable          -      -    2,496,353   49,927(2,496,353)(49,927)

Net Loss                                                                                                      (121,966) (  121,966)
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________

Balance Dec. 31, 2004   -      -    2,953,028   59,061   477,500   9,550  5,231,481 (720,000)  (2,632,475)  (2,108,253) (  178,636)

Net Loss                -      -                                                                            (  164,683) (  164,683)

                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________

Balance Dec. 31, 2005   -      -    2,953,028   59,061  477,500    9,550  5,213,481 (720,000)  (2,632,475)  (2,272,936) (  343,319)

Common stock issuable
for prepaid expenses on
services to be provided
in 2007, Nov. 2006      -      -                         14,286      286      9,714                                         10,000

Issuance of common
stock for services
November 2006           -      -       25,000      500                       27,000                                         27,500

Net Loss                -      -                                                                              (176,476) (  176,476)
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________

Balance Dec. 31, 2006   -      -    2,978,028   59,561  491,786    9,836  5,250,195 (720,000)  (2,632,475)  (2,449,412) (  481,295)

Stock subscriptions
returned Feb. 2007      -      -   (  150,000) ( 3,000)                    (717,000) 720,000
Common stock issuable
for cash, April 2007
net of issuance costs
of $10,000                                              714,285   14,285    475,341                                        489,626

Warrants issuable for
cash April 2007                                                                 374                                            374

Common stock issuable
for cash,Sept 2007       -     -                          9,375      187     10,858                                         11,045

Warrants issuable for
cash Sept. 2007                                                               3,955                                          3,955

Options issued for
executive compensation
2007                     -     -                                             19,698                                         19,698

Net Loss                 -     -                                                                              (684,009) (  684,009)
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________


Balance Dec. 31, 2007     -    -    2,828,028  56,561 1,215,446   24,308  5,043,421     -      (2,632,475)  (3,133,421) (  641,606)
Net Loss                                                                                                    (  376,082) (  376,082)
                      ______ ______ _________ ________ _________ _______ __________ _________ ____________ ____________ ___________


Balance March 31, 2008   -   $  -   2,828,028 $ 56,561 1,215,446 $24,308 $5,043,421 $   -     $(2,632,475) $(3,509,503)$(1,017,688)
                      ====== ====== ========= ======== ========= ======= ========== ========= ============ ============ ===========




		               See Notes to Financial Statements

                                     1st NRG CORP.
                              (a Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 2008 and 2007 and
               for the Period from October 1, 2003 (the effective date of the development stage) through March 31, 2008
                                        (unaudited)
                                         Three Months       Three Months       Cumulative
                                        Ended March 31,    Ended March 31,     During the
                                             2008	        2007           Development
                                                                                  Stage
                                          ___________        ___________        ___________

Cash Flows From Operating Activities
  Net loss                               $(  376,082)       $(   29,527)       $(3,509,503)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities
      Common stock issuable for:
        management compensation                                                  1,950,000
        future services	                                                            10,000
      Options issuable for mangement
        compensation                                                                19,698
      Common stock issued for:
        services                                                                    27,500
      Gain on extinguishment of related
        party debt                                                              (  205,000)
      Loss of deposits held in Escrow                                              355,767
      Change in operating assets and
        liabilities
        Accounts payable and accrued
          interest                             5,404              1,967             50,790
        Contract payable                     220,000                               220,000
        Accrued management compensation      125,001             26,250            840,548
                                          ___________        ___________        ___________
Net cash used in operating activities     (   25,677)        (    1,310)        (  240,200)

Cash Flows From Investing Activity
  Increase in deposits in Escrow                                                (  355,767)

Cash Flows From Financing Activities
  Proceeds from contracts payable                                                   12,361
  Proceeds from loans payable                 12,418                                12,418
  Proceeds (Payments) on loans payable                                          (   50,621)
  Proceeds from loan payable, related party      976              1,310              5,017
  Proceeds (Payments) on loans payable,
    related party                          (   2,846)                           (    2,846)
  Proceeds from common stock and warrants,
    net                                                                            505,000
  Payments on advances from related parties(   6,440)                           (   58,177)
  Proceeds from advances from related
    parties                                   21,573                               172,817
                                          ___________        ___________        ___________
  Net cash provided by financing activities   25,681              1,310  	   595,968
                                          ___________        ___________        ___________

Net change in cash                                 4               -                     1
Cash, beginning of period                       -                   110                  3
                                          ___________        ___________        ___________

Cash, end of period                      $         4        $       110        $         4
                                          ===========        ===========        ===========

Supplementary Information - Non-cash Transactions:
  Common stock issued and issuable for debt
    and accrued expenses
                                         $     -            $      -           $ 1,041,353
                                          ===========        ===========        ===========

                         See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization
______________
1st NRG Corp (the Company) was formed under the laws of the State of Delaware on January 8, 1988. The Companys principal business activity was the exploration and development of mineral properties. Effective as of September 30, 2003, the Company discontinued these operations and re-entered the development stage to examine new opportunities. Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

In February 2008, the Company entered into a Consulting Agreement to assist in identifying possible business acquisitions of Specialty
Fuel companies in China.  See Note 6 for further discussion on the contract.

Interim Period Financial Statements
___________________________________
The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Companys Form 10-KSB for the year ended December 31, 2007. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern
_____________
The Company has incurred significant losses from operations and has an accumulated deficit at March 31, 2008. The Companys ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beginning in 2007 the Company identified and attempted to enter a niche market in the Specialty Fuels segment of the economy through the acquisition of two refining facilities. Due to the inability of the contracted major funder not being able to complete, these acquisitions were not successful.

With the signing of the consulting agreement in February 2008 the Company widened its search for suitable acquisitions or associations in the Specialty Fuels segment to include China.

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

Use of Estimates
________________
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.

Cash
____
Cash consists of checking and savings accounts held at financial institutions. The Company did not pay cash for any interest or income taxes during 2008 or 2007.

Accrued Interest
________________
There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003. Related accrued interest remains unpaid at March 31, 2008.

Earnings Per Share
__________________
Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 540,000 potentially dilutive securities held as of March 31, 2008 and December 31, 2007. For the three months ended March 31, 2008 outstanding options and warrants were anti-dilutive because of the Companys net losses. As such, their effect has not been included in the calculation of diluted income per share. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments
___________________________________
Financial instruments consist of cash, accounts payable, accrued management compensation, accrued interest, and loans payable, related parties. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Comprehensive Loss
__________________
Statements of Financial Accounting Standards (SFAS)
No. 130 Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in other comprehensive loss.

Stock-Based Compensation
________________________
The Company accounts for stock-based awards in accordance with SFAS No 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

Income Taxes
____________
The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income. The Companys deferred tax assets arise largely from available net generating loss carry forwards. The Company has provided a full valuation allowance against the tax effect of these losses.

Recent Accounting Pronouncements
________________________________
There are no recent pronouncements that the Company believes will have a significant impact on its financial statements or presentation.

Note 2. Equity Transactions

A summary of warrants outstanding at March 31, 2008, is as follows:

                             Number      Weighted Average   Remaining	 Aggregate
                             of          Exercise Price     Contractual  Intrinsic
                             Warrants                       Term         Value
                             ________    ________________   ___________  _________
Balance at Dec. 31, 2007      515,000        $58.54         2.2 years      $0
Warrants exercised               (0)
Warrants cancelled               (0)
Warrants expired                 (0)
Balance at March 31, 2008      15,000        $58.54         1.95 years      $0

A summary of options outstanding at March 31, 2008 is as follows:
                              Number     Weighted           Remaining     Aggregate
				of	 Average            Contractual   Intrinsic
                              Options    Exercise Price     Term          Value
                              _______    ______________     ___________   _________
Balance at Dec. 31, 2007      25,000         $20.00         2.5 years      $0
Options exercised              (0)
Options cancelled              (0)
Options expired                (0)
Balance at March 31, 2008     25,000         $20.00         2.25 years      $0

The Company has no unvested warrants or stock options.

Effective March 17, 2008, all shares of the Companys common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 3.  Related Party Transactions

The Companys offices are located in Ferndale, Washington. The office facilities are currently provided on a month to month basis by a Director of the Company. The Director was paid $7,500 for facility costs consisting of rental expenses, which is included in General and Administrative Expenses.

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

In February 2008, the Company entered into an agreement with a consultant for services related to identifying potential business acquisitions. Under the agreement, the Company is obligated to pay the consultant $220,000 as a non-refundable retainer for these services, plus reimbursement costs the consultant incurs. On successful completion of an acquisition by the Company, the consultant would be entitled to a successful efforts payment equal to 11 percent of the value of the under lying acquisition. To date, no payment has been made under the agreement and no amounts have been accrued for the contingent liability related to a potential acquisition.

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

With the completion
of the re-organization in 1994 the Company expanded its areas of interest in addition to the historical mineral exploration activities carried on in the past. The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production. The plan includes developing partnerships with major players, identifying acquisition targets, and utilize established financial associations to fund the model. The Company's Chief Strategic Officer has identified quality, qualified personnel, with whom he is in current negotiation, to help bring the model to life and guide it through the various stages of development and growth. Further, to move forward in reaching these goals, the Company has engaged the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements, Note 6 Contracts Payable.)

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
           None
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
           None

A summary of vested options and warrants outstanding at March 31, 2008 is as follows:

                   Number of shares    Weighted Average      Aggregate
                                        Exercise Price     Intrinsic Value
                   _________________  _________________  __________________
                   Options  Warrants  Options  Warrants  Options   Warrants
                   _______  ________  ________ ________  _________ ________
Balance at December
31, 2007           25,000   $515,000   $20.00   $58.54     $0       $0

Options/Warrants
exercised           (0)        (0)
Options/Warrants
canceled            (0)        (0)
Options/Warrants
expired             (0)        (0)

Options/Warrants
outstanding and
exercisable at
March 31, 2008     25,000   $515,000   $20.00   $58.54      $0      $0

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

                                     1ST NRG CORP

                                     /s/ J. Greig
                                     ---------------------------------
Dated: May 23, 2008             By: Dr. J. Greig, Ph.D.
                                    CSO and
                                    Principal Executive Officer


                                     /s/ Edward D. Renyk
                                     ---------------------------------
Dated: May 23, 2008              By: Edward D. Renyk, CA
                                     Secretary and
                                     Principal Accounting Officer

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

/s/ J. Greig
--------------------------------------
Dr. J. Greig, Chief Executive Officer
May 23, 2008

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

/s/ E.  D. Renyk
--------------------------------------
Edward Renyk, Chief Financial Officer
May 23, 2008

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

/s/ J. Greig                            /s/ E. D. Renyk
-------------------------------------	-------------------------------------
Dr. J. Greig, Chief Executive Officer	Edward Renyk, Chief Financial Officer
May 23, 2008                            May 23, 2008