Form 10-Q
period 2008-06-30
1st NRG Corp.
filed 2008-08-19
CIK 949268

click here for printer-friendly PDF version

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

360-384-4390

(Registrant’s telephone number, including area code)

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

Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|

Accelerated filer |_|

Non-accelerated filter   |_| (Do not check if a smaller reporting company)

Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_|  No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes |_|  No |_|

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,551,688 common shares as of August 12, 2008

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

Form 10-Q

INDEX

Page

Number

PART I. FINANCIAL INFORMATION

  2

Item 1. Financial Statements

  2

        Balance Sheets

  2

        Statements of Operations

  3

        Statements of Stockholders’ Deficit

  4

        Statements of Cash Flows

  5

        Notes to Financial Statements

  6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 10

Item 4T. Controls and Procedures

  11

PART II OTHER INFORMATION

  13

Item 1. Legal Proceedings

  13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  13

Item 4. Submission of Matters to a Vote of Security Holders

  13

Item 5. Other Information

  13

Item 6. Exhibits and reports on Form 8-K

  13

SIGNATURES

  14

Exhibits 31 & 32 – CERTIFICATIONS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(unaudited)
ASSETS	2008	2007
Current Asset
Cash	$ 15	$ 0
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 20,503	$ 11,752
Contract payable	220,000
Accrued management compensation	812,049	562,047
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	66,812	39,388
Total current liabilities	1,134,542	628,365
Long-Term Liabilities
Loan payable	34,881	9,200
Loan payable from related party	2,171	4,041
Total long term liabilities	37,052	13,241
Total liabilities	1,171,593	641,606
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 3,551,688 shares issued
and outstanding	71,033	56,561
Common stock issuable, 491,786 shares	9,836	24,308
Additional paid-in capital	5,043,421	5,043,421
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(3,663,394)	(3,133,421)
	(1,171,579)	(641,606)
	$ 15	$ 0
See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2008
(unaudited)
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Management compensation	125,001	102,295	250,002	128,545	2,971,747
Consulting fees	-	-	220,000	-	220,000
General and administrative	28,706	56,463	59,427	59,731	321,237
	153,707	158,758	529,429	188,276	3,512,984
Other Income and Expense
Income
Interest earned	-	-	-	-	4,344
Extinguishment of related party debt	-	205,000	-	205,000	205,000
	-	205,000	-	205,000	209,344
Expense
Interest expense	183	8	544	16	3,987
Loss of escrow deposits	-	-	-	-	355,767
	183	8	544	16	359,754
	183	(204,992)	544	(204,984)	150,410
Net income (loss)	$(153,891)	$ 46,235	$(529,973)	$ 16,708	$ (3,663,393)
Net income (loss) per common share (basic and fully diluted)	$ (0.05)	$ 0.01	$ (0.18)	$ 0.00
Weighted average number of shares outstanding	2,932,557	4,050,661	2,880,004	3,761,842

See Notes to Financial Statements
3

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2008
(unaudited)
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	306,675	$ 6,134	-	$ -	$1,582,105	$ -	$2,544,771)	$ -	(956,532)
Common stock issuable for
management compensation, September 2003	-	-	-	-	1,950,000	39,000	1,911,000		-		1,950,000
Common stock issuable for
debt and accrued expenses, September 2003					1,023,853	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-		306,675	6,134	2,973,853	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)
Net loss						(49,927)				(121,966)	(121,966)
Balance, December 31, 2004	-	-	,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	,953,028	59,061	477,500	9,550	5,213,481	(720,000)	2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698
Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)
Common stock issued from issuable, June 2008			714,285	14,285	(714,285)	(14,285)
Common stock issued from issuable, June 2008			9,375	187	(9,375)	(187)
Net loss										(529,973)	(529,973)
Balance June 30, 2008	-	$ -	3,551,688	71,033	491,786	9,836	$ 5,043,421	$ -	$ 2,632,475)	$ (3,663,394)	$ (1,171,579)

	See Notes to Financial Statements
					4

s

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2008
(unaudited)
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss	$ (529,973)	$ 16,708	$ (3,663,393)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
management compensation			1,950,000
future services	-	-	10,000
Options issuable for mangement compensation	-	-	19,698
Common stock issued for:
services	-	-	27,500
Gain on extinguishment of related party debt	-	(205,000)	(205,000)
Loss of deposits held in Escrow	-	-	355,767
Change in operating assets and liabilities
Prepaid expenses	-	(18,051)
Accounts payable and accrued interest	8,751	(12,703)	54,138
Contract payable	220,000	-	220,000
Accrued management compensation	250,002	128,545	965,549
Net cash used in operating activities	(51,220)	(90,501)	(265,742)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	(351,500)	(355,767)
Net cash used in investing activities		(351,500)	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds (Payments) on loans payable	25,681	-	(24,941)
Proceeds (Payments) on loans payable, related party	(1,870)	-	2,171
Proceeds from common stock and warrants, net	-	500,000	505,000
Proceeds (Payments) from advances from related parties	27,424	(50,283)	126,931
Net cash provided by financing activities	51,235	449,717	621,521
Net change in cash	15	7,716	12
Cash, beginning of period	-	110	3
Cash, end of period	$ 15	$ 7,826	$ 15
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ -	$ -	$ 1,041,353

See Notes to Financial Statements
5

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp (the "Company") was formed under the laws of the State of Delaware on January 8, 1988.  The Company's principal business activity was the exploration and development of mineral properties.  Effective as of September 30, 2003, the Company discontinued these operations and re-entered the development stage to examine new opportunities.  Accordingly, these financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

In February 2008, the Company entered into a Consulting Agreement to assist in identifying possible business acquisitions of “Specialty Fuel” companies in China.  See Note 6 for further discussion on the contract.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2007.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at June 30, 2008.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beginning in 2007 the Company identified and attempted to enter a niche market in the “Specialty Fuels” segment of the economy through the acquisition of two refining facilities.  Due to the inability of the contracted major funder not being able to complete, these acquisitions were not successful.

With the signing of the consulting agreement in February 2008 the Company widened its search for suitable acquisitions or associations in the “Specialty Fuels” segment to include China.

Presently, the Company does not have financing in place nor does it have a specialty fuels facility identified for purchase.  Still wishing to be in the “Specialty Fuels” segment, and to sustain Company operations for the next twelve months and beyond, the Company is presently pursuing alternative funding sources and is seeking suitable replacement facilities as well as taking steps to controlling and adjusting overhead and expenses to reflect its present level of operations.  There can be no assurance that any of these efforts will be successful or that the Company will be able to continue operations.

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

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at June 30, 2008.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were 540,000 potentially dilutive securities held as of June 30, 2008 and December 31, 2007.  For the six months ended June 30, 2008 outstanding options and warrants were anti-dilutive because of the Company’s net losses. As such, their effect has not been included in the calculation of diluted income per share.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, contract payable, accrued management compensation, accrued interest, cash advances, advances from related parties, loans payable and loans payable from related parties.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.  The Company’s deferred tax assets arise largely from available net operating loss carry forwards.   The Company has provided a full valuation allowance against the tax effect of those losses.

Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position No. APB 14-I, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fIscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP ABP 14-1 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guaranteed Insurance Contracts” (“SFAS 163”). SFAS 163 clarifies FASB Statement No 60, “Accounting and Repoiling by Insurance Enterprises’. SEAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has determined that there is no impact of SFAS 163 on its financial statements..

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Note 2. Equity Transactions

A summary of warrants outstanding at June 30, 2008, is as follows:
	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	515,000	$ 58.54	2.2 years	$ -
Warrants exercised	(0)
Warrants cancelled	(0)
Warrants expired	(0)
Balance at June 30, 2008	515,000	$ 58.54	1.7 years	$ -

The Company has no unvested warrants or stock options.

A summary of options outstanding at June 30, 2008 is as follows:
	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	25,000	$ 20.00	2.5 years	$ -
Options exercised	(0)
Options cancelled	(0)
Options expired	(0)
Balance at June 30, 2008	25,000	$ 20.00	2.0 years	$ -

Effective March 17, 2008, all shares of the Company’s common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis.  The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 3.  Related Party Transactions

The Company’s offices are located in Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company.  The Director was paid $15,000 for facility costs consisting of rental expense for the six months ended June 30, 2008, which is included General and Administrative Expenses.

Note 4.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related parties to help fund the Company’s operations.  The advances are non-interest bearing and are due on demand.

Note 5.  Loan Payable and Loan Payable from Related Party

The Company received additional loan proceeds during the Quarter of $13,262 for general corporate use under an existing agreement which is to be repaid by August 1, 2009.  The loan accrues interest at a rate of 10% per year.

A related party paid operating expenses on behalf of the Company that must be repaid by October 9, 2009.  The loan accrues interest at a rate of 10% per year.

Note 6.  Contract Payable

In February 2008, the Company entered into an agreement with a consultant for services related to identifying potential business acquisitions.  Under the agreement, the Company is obligated to pay the consultant $220,000 as a non-refundable retainer for these services, plus reimbursement costs the consultant incurs.  On successful completion of an acquisition by the Company, the consultant would be entitled to a successful efforts payment equal to 11% of the value of the under-lying acquisition.  To date, no payment has been made under the agreement and no amounts have been accrued for the contingent liability related to a potential acquisition.

Note 7.  Subequent Event

Effective the 6th day of August 2008 the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to Three hundred thousand US$ ($300,000) worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

The Company is presently developing a business plan and model based on an identified niche related to Specialty Fuel Production.  The plan includes developing partnerships with major players, identifying acquisition targets, and utilizing established financial associations to fund the model.

The Company’s Chief Strategic Officer had identified quality, qualified consultants and personnel capable of aiding in the realization of these plans.  The Company, from this identified pool, engaged the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements, Note 6 – Contracts Payable.).  Subsequent to the end of the Quarter, from this identified pool, three additional contracts with the Company have been successfully negotiated, filling the positions of Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Secretary.   This in turn enabled the Company to conclude, also subsequent to the end of the Quarter, an agreement to raise funding for operating purposes (See Notes to Financial Statements, Note 7 – Subsequent Event.).

The above actions create the foundation that will carry the Company through its various stages of development and growth.

Limited Operations:  The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  Expenditures as shown in the Statements of Operations during the current three month period reflect a material increase over 2007 caused by the revised employment agreements (see “Item 6(c) Exhibits 10.14.1 Employment agreement of Edward D. Renyk and 10.21.1.1 Employment Agreement of Dr. J. Greig); Consulting fees (see Notes To Financial Statements, Note 6 – Contracts Payable); General and administrative expenses for the three months ended June 30, 2008 reflecting the additional cost for rents on the Ferndale head office facilities and contracting out of bookkeeping costs relative to our program to improve internal controls by separating the responsibilities of personnel; and professional fees related to preparation of presentation packages to elicit major financing.

At June 30, 2008 the Company had a stockholders' deficit in excess of $1,100,000.

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

Historically, management has provided the cash funding required to meet current operating costs.   Effective the 6th day of August 2009 the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to Three hundred thousand US$ ($300,000) worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time. (See Note 7-Subequent Event.)  Additionally the Company has undertaken further steps as part of the plans outlined above with the goal of sustaining Company operations for the next twelve months and beyond by engaging the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements, Note 6 – Contracts Payable.)

There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed substantial amounts to related parties consisting of accrued management compensation, advances received primarily from Officers & Directors, and unsecured loans.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As required by Rule 13a-15 under the Exchange Act for the period ended December 31, 2007 we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and based on this evaluation our Chief Strategic Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of December 31, 2007 because of identified material weaknesses in our internal control over financial reporting as detailed below under “(c) Material Weaknesses Identified”.

Management’s Report on Internal Control Over Financial Reporting: Our Certifying Officers are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed established disclosure controls and other procedures that are designed  to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

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

1.

Our Company is managed by a small number of individuals working out of offices in Ferndale, Washington and Richmond, British Columbia.  We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis.  Our CSO/Chairman of the Board/Director is solely responsible for initiating activities of the Company and CFO/Director/Secretary is responsible for reviewing, and, until recently, recording the financial transactions, as well as the preparation and review of financial reports, including the preparation of the 10Q’s and 10K.  The electronically recorded and related physical records are maintained by the Ferndale office.

2.

The Company’s Board of Directors consist of three members of which two make up the entire management team resulting in inadequate independent oversight of the management function as well as not having member to staff board of director committees, in particular an audit committee.  The Company lacks a designated financial expert and no method of creating an effective whistleblower program.

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

 Plan for Remediation of Material Weaknesses: Our Chief Strategic Officer is actively engaged in actions to resolve these deficiencies by:

1.

pursuing short term and long term funding.  Initial contracts are presently under active negotiation.

2.

actively recruiting members to add to the Board of Directors and has successfully concluded the first of two planned which will bring the Board up to full strength.  The current addition was Mr. Erik Nelson effective June 15, 2008. (See Item 6. (b) Reports on Form 8-K)

3.

identifying and being in active negotiation with three potential candidates to fill the positions of Secretary, Chief Financial Officer (CFO), and President/Chief Executive Officer (CEO)

4.

 pursuing active projects which include operational staffing to compliment the above actions and assist the Company in meeting its goals of fully meeting the requirements imposed by Sarbanes Oxley by its annual 2008 reporting date.

Changes in Internal Controls over Financial Reporting: There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company has engaged the services of an external bookkeeping service provider enabling it to separate the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

A summary of vested options and warrants outstanding at June 30, 2008 is as follows:

	Number of shares		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options	Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2007	25,000	515,000	$20.00	$58.54	$0	$0

Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(0)	(0)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at June 30, 2008	25,000	515,000	$20.00	$58.54	$0	$0

The Company has no unvested stock options or warrants.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits: The following Exhibits are furnished as part of this report.

None

(b)   Reports on Form 8-K

On June 16, 2008 the Company filed a Form 8K disclosing under Item 5.02 Departure of Directors or Principal Officers; Election of Directors: Appointment of Principal Officers that on June 15, 2008 Erik S. Nelson was appointed as a Director of the Company.

(c)

Documents Incorporated by Reference

Part I Item 2. Exhibit 10.14.1 Employment Agreement of Edward D. Renyk Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007.

Part I Item 2. Exhibit 10.21.1.1 Employment Agreement of J. Greig Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-07-000608 filed April 30, 2007.

31 & 32 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST NRG CORP

/s/ J. Greig

---------------------------------

Dated: August 12, 2008

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ Edward D. Renyk

---------------------------------

Dated: August 12, 2008

By: Edward D. Renyk, CA

Assistant Secretary and

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Strategic Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Dr. J. Greig, Chief Strategic Officer

August 12, 2008

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Accounting Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Edward Renyk, Chief Accounting Officer

August 12, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Strategic Officer of the Company, and Edward Renyk, Chief Accounting Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Strategic Officer

Edward Renyk, Chief Accounting Officer

August 12, 2008

August 12, 2008