Form 10-Q
period 2008-09-30
1st NRG Corp.
filed 2008-11-19
CIK 949268

click here for printer-friendly PDF version

======================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes |_|  No |_|

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,534,021 common shares as of November 15, 2008

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

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

  13

Item 5. Other Information

  13

Item 6. Exhibits and reports on Form 8-K

  13

SIGNATURES

  14

Exhibits 31 & 32 – CERTIFICATIONS

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(unaudited)
ASSETS	2008	2007
Current Asset
Cash	$ 4,872	$ 0
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 21,921	$ 11,752
Contract payable	245,000
Accrued management compensation	937,050	562,047
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	25,375	39,388
Total current liabilities	1,244,524	628,365
Long-Term Liabilities
Loan payable	34,881	9,200
Loan payable from related party	3,779	4,041
Total long term liabilities	38,660	13,241
Total liabilities	1,283,184	641,606
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 4,035,021 shares issued
and outstanding	80,700	56,561
Common stock issuable, 491,786 shares	9,836	24,308
Additional paid-in capital	5,449,940	5,043,421
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(4,186,313)	(3,133,421)
Total Stockholders’ Deficit	(1,278,312)	(641,606)
	$ 4,872	$ 0
See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2008
(unaudited)
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Management compensation	125,001	125,001	375,003	253,546	3,096,748
Consulting fees	367,797	-	625,863	-	625,863
General and administrative	30,105	13,270	51,466	73,001	313,276
	522,903	138,271	1,052,332	326,547	4,035,887
Other Income and Expense
Income
Interest earned	-	-	-	-	4,344
Extinguishment of related party debt	-	-	-	205,000	205,000
	-	-	-	205,000	209,344
Expense
Interest expense	16	-	560	16	4,003
Loss of escrow deposits	-	-	-	-	355,767
	16	-	560	16	359,770
	16	-	560	(204,984)	150,426
Net loss	$(522,919)	$ (138,271)	$(1,052,892)	$ (121,563)	$ (4,186,313)
Net income (loss) per common share (basic and fully diluted)	$ (0.14)	$ 0.00	$ (0.33)	$ 0.00
Weighted average number of shares outstanding	3,708,464	4,184,099	3,158,618	3,904,141

See Notes to Financial Statements
3

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2008
(unaudited)
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	306,675	$ 6,134	-	$ -	$ 1,582,105	$ -	$ 2,544,771)	$ -	(956,532)
Common stock issuable for
management compensation, September 2003	-	-	-	-	1,950,000	39,000	1,911,000		-		1,950,000
Common stock issuable for
debt and accrued expenses, September 2003					1,023,853	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-		306,675	6,134	2,973,853	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)
Net loss						(49,927)				(121,966)	(121,966)
Balance, December 31, 2004	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698
Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	2,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)
Common stock issued from issuable, June 2008			714,285	14,285	(714,285)	(14,285)
Common stock issued from issuable, June 2008			9,375	187	(9,375)	(187)
Warrantss issued for services, July 2008							271,186				271,186
Common stock issued for cash, August 2008			333,333	6,667			93,333				100,000
Common stock issued for cash, September 2008			150,000	3,000			42,000				45,000
Net loss										(1,052,892)	(1,052,892)
Balance September 30, 2008	-	$ -	4,035,021	$ 80,700	491,786	$ 9,836	$ 5,449,940	$ -	$ (2,632,475)	$ (4,186,313)	$ (1,278,312)
See Notes to Financial Statements
					4

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2008
(unaudited)
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss	$ (1,052,892)	$ (121,563)	$ (4,186,313)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
management compensation			1,950,000
future services	-	-	10,000
Options issuable for management compensation	-	-	19,698
Warrants issuable for services	271,186		271,186
Common stock issued for:
services	-	-	27,500
Gain on extinguishment of related party debt	-	(205,000)	(205,000)
Loss of deposits held in Escrow	-	-	355,767
Change in operating assets and liabilities
Prepaid expenses	-	(37,329)	-
Accounts payable and accrued interest	10,169	(29,027)	55,556
Contract payable	245,000	-	245,000
Accrued management compensation	375,003	271,046	1,090,550
Net cash used in operating activities	(151,534)	(121,873)	(366,056)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	(351,500)	(355,767)
Net cash used in investing activities		(351,500)	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds (Payments) on loans payable	25,681	21,878	(24,941)
Proceeds (Payments) on loans payable, related party, net	(262)	(48,500)	3,779
Proceeds from common stock and warrants, net		500,000	505,000
Proceeds (Payments) from advances from related parties, net	(14,014)	-	85,493
Proceed from common stock private placement	145,000		145,000
Net cash provided by financing activities	156,406	473,378	726,692
Net change in cash	4,872	5	4,869
Cash, beginning of period	-	110	3
Cash, end of period	$ 4,872	$ 115	$ 4,872
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ -	$ -	$ 1,041,353

See Notes to Financial Statements
5

 NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Purpose

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

Business Purpose

In 2006, the Company began to explore and consider opportunities in “Specialty Fuel Distribution” by entering partnerships with major refineries.  Beginning in 2007 the Company identified and attempted to enter a niche market in the “Specialty Fuels” segment of the economy through the acquisition of two refining facilities.  Due to the inability of the contracted major funder not being able to complete, these acquisitions were not successful.  In 2008, the Company broadened the scope of the projects it would consider to include the production of oil and gas, and the distribution of petroleum products.

In September of 2008, the Company signed a Letter of Intent (LOI) with TrueStar Petroleum Corporation for the development and production of oil and gas resources in Guatemala. The LOI calls for 1st NRG to participate with TrueStar Petroleum the development and production of oil and gas resources in all areas for which TrueStar contracted with the Guatemalan government.

Note 2.  Significant Accounting Policies

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

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced a loss for the nine  months ended September 30, 2008 of $1,052,892, has a deficit accumulated in the development stage of $4,186,313 and has negative working capital of approximately $1.3 million.  The company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations.  However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

6

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

Effective the 6th day of August 2008 the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to Three hundred thousand US$ ($300,000) worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time.  By the end of the reporting period the Company has received proceeds of $145,000 from the investment under the Stock Purchase Agreement.  The Company neither received nor paid any commissions in connection with the issuance of these securities.  Shares in a number considered adequate to cover further calls available under the Stock Purchase Agreement are presently held in escrow governed by an escrow agreement.  Presently, the Company is pursuing further short and long term funding sources (See Note 8. Subsequent Events) as well as taking steps to control and adjust overhead and expenses to reflect its present level of operations.  There can be no assurance that any of these efforts will be successful or that the Company will be able to continue operations.

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

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at September 30, 2008.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were 790,000 potentially dilutive securities held as of September 30, 2008 and December 31, 2007.  For the nine months ended September 30, 2008 outstanding options and warrants were anti-dilutive because of the Company’s net losses. As such, their effect has not been included in the calculation of diluted income per share.  Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, contract payable, accrued management compensation, accrued interest, cash advances, advances from related parties, loans payable and loans payable from related parties.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

7

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

Note 3. Equity Transactions

In July of 2008, the Company authorized, as part of a service contract, 250,000 stock purchase warrants which allow the holder to purchase 250,000 shares at incremental exercise prices of 100,000 warrants at $3.00 per share, 50,000 warrants at 5.00 per share, 50,000 warrants at $7.50 per share and 50,000 warrants at $10.00 per share all expiring three (3) years from the date of issuance.  Using Black-Scholes valuation model the warrants are considered to have the fair value of $271,186 using the following assumptions: dividend yield $0, expected volatilitiy of 212.35%, risk-free interest rate of 3.85%.  As of the date of this report the warrants have not been issued.

A summary of warrants outstanding at September 30, 2008, is as follows:
	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	515,000	$ 58.54	2.2 years	$ -
Warrants granted	250,000	5.70	3.0 years
Warrants exercised	(0)
Warrants cancelled	(0)
Warrants expired	(0)
Balance at September 30, 2008	765,000	$ 41.27	2.8 years	$ -

The Company has no unvested warrants or stock options.

8

A summary of options outstanding at September 30, 2008 is as follows:
	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	25,000	$ 20.00	2.5 years	$ -
Options exercised	(0)
Options cancelled	(0)
Options expired	(0)
Balance at September 30, 2008	25,000	$ 20.00	1.75 years	$ -

Effective March 17, 2008, all shares of the Company’s common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis.  The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 4.  Related Party Transactions

The Company’s offices are located in Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company.  The Director was paid $22,500 for facility costs consisting of rental expense for the nine months ended September 30, 2008, which is included General and Administrative Expenses.

Note 5.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related parties to help fund the Company’s operations.  The advances are non-interest bearing and are due on demand.

Note 6.  Loan Payable and Loan Payable from Related Party

The Company received additional loan proceeds during the Quarter of $1,608 for general corporate use under an existing agreement which is to be repaid by August 1, 2009.  The loan accrues interest at a rate of 10% per year.

A related party paid operating expenses on behalf of the Company that must be repaid by October 9, 2009.  The loan accrues interest at a rate of 10% per year.

Note 7.  Contract Payable

In February 2008, the Company entered into an agreement with a consultant for services related to identifying potential business acquisitions.  Under the agreement, the Company is obligated to pay the consultant $220,000, reported as part of the Contracts payable recorded on the Balance Sheet, as a non-refundable retainer for these services, plus reimbursement costs the consultant incurs.  On successful completion of an acquisition by the Company, the consultant would be entitled to a successful efforts payment equal to 11% of the value of the under-lying acquisition.  To date, no payment has been made under the agreement and no amounts have been accrued for the contingent liability related to a potential acquisition.

The remaining balance of $25,000 under contracts payable on the Balance Sheet at September 30, 2008 represents amounts outstanding under management and office administration services contracts.

Note 8.  Subsequent Event

On October  8, 2008 pursuant to Title 8, Chapter 1, subchapter VII, section 228 of the Delaware Code a majority of the shareholders of the Company acting via written consent voted to increase the authorized common shares from 25 million to 50 million shares and re-establish the par value of the common stock at $0.001.  The purpose of the increase in the authorized common shares of the Company was to allow for future potential issuances following the full exercise of the warrants issued in connection with the Units Offering completed on October 21st, 2008.

On October 21, 2008, the Company caused effective and consummated the Stock Purchase Agreement under which the Company sold to a group of five (5) accredited institutional investors 500 units, each unit consisting of 12,998 shares of the Company’s common stock and warrants exercisable at $1.24 per share to purchase an additional 21,682 shares of the Company’s common stock.  The warrants expire thirty (30) months from the closing of the transaction.  Each unit was priced at $10,000 for an aggregate of five million dollars ($5,000,000) invested into the Company.  The shares to be issued under the Stock Purchase Agreement are currently being held in escrow pending release under the terms and condition of the escrow agreement.

During this reporting period the Company negotiated and was negotiating several Service Contracts with individuals to fill vacancies in management positions in the Company.  Shortly after the end of the period, due to the economic upheaval in progress, and to allow the flexibility which may be required to operate in the new economic climate, the Company was able to successfully negotiate month to month contracts with its key personnel  at more favorable rates and cancel long term commitments relating to warrant and option commitments.  No costs or savings from this action have been reflected in the reporting period.

(the remainder of this page intentionally left blank)

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

Background:

1st NRG Corp is focused on the acquisition and development of upstream oil and gas assets and midstream gathering, treatment, terminalling and distribution segments of the oil and gas system.  1st NRG intends to develop assets into MLP capable vehicles and cash flow producing projects to leverage assets with reduced risk to the shareholder.

The Company’s Chief Strategic Officer had identified quality, qualified consultants and personnel capable of aiding in the realization of these plans.  The Company, from this identified pool, engaged the services of a Consulting Company which expands on the scope of its search for funded opportunities to include China (See Notes to Financial Statements, Note 6 – Contracts Payable.).  Subsequent to the end of the Quarter, from this identified pool, three additional contracts with the Company have been successfully negotiated, filling the positions of Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Secretary.   This in turn enabled the Company to conclude, also subsequent to the end of the Quarter, an agreement to raise funding for operating purposes (See Notes to Financial Statements, Note 8 – Subsequent Event.).

In September of 2008, the Company signed a Letter of Intent (LOI) with TrueStar Petroleum Corporation for the development and production of oil and gas resources in Guatemala. The LOI calls for 1st NRG to participate with TrueStar Petroleum in the development and production of oil and gas resources in all areas for which TrueStar contracted with the Guatemalan government.  The LOI calls for 1st NRG to invest $650,000 for licensing and changeover and to invest up to $12 million for the drilling and completion of two wells in the development area. 1st NRG will receive 97% of the revenue from the production area until its initial capital is recovered. Following the recover of the initial capital by 1st NRG, the revenue will be split 80% to 1st NRG and 20% to TrueStar. The final terms and condition of the agreement are subject to the signing of a Definitive Agreement between TrueStar and 1st NRG.

Limited Operations:

The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  Expenditures as shown in the Statements of Operations during the current three month period reflect a material increase over 2007 caused by the revised employment agreements (see “Item 6(c) Exhibits 10.14.1 Employment agreement of Edward D. Renyk and 10.21.1.1 Employment Agreement of Dr. J. Greig); Consulting fees (see Notes To Financial Statements, Note 7 – Contracts Payable); General and administrative expenses for the three months ended September 30, 2008 reflecting the additional cost for rents on the Ferndale head office facilities and contracting out of bookkeeping costs relative to our program to improve internal controls by separating the responsibilities of personnel; and professional fees related to preparation of presentation packages to elicit major financing.

At September 30, 2008 the Company had a stockholders' deficit of approximately $1,280,000.

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

On October 21, 2008, the Company caused effective and consummated the Stock Purchase Agreement under which the Company sold to a group of five (5) accredited institutional investors 500 units, each unit consisting of 12,998 shares of the Company’s common stock and warrants exercisable at $1.24 per share to purchase an additional 21,682 shares of the Company’s common stock.  The warrants expire thirty (30) months from the closing of the transaction.  Each unit was priced at $10,000 for an aggregate of five million dollars ($5,000,000) invested into the Company.  The shares to be issued under the Stock Purchase Agreement are currently being held in escrow pending release under the terms and condition of the escrow agreement.

(See Financial Statements Note 8-Subequent Event.)

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

Item 3.  Defaults Upon Senior Securities

The Company is not currently in default upon any securities.

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

1.

Our Company is managed by a small number of individuals working out of offices in Ferndale, Washington and Richmond, British Columbia.  We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis.  Our CSO/Chairman of the Board/Director is solely responsible for initiating activities of the Company and CFO/Director is responsible for reviewing, and, until recently, recording the financial transactions, as well as the preparation and review of financial reports, including the preparation of the 10Q’s and 10K.  The electronically recorded and related physical records are maintained by the Ferndale office.

2.

The Company’s Board of Directors consist of four members of which three make up the entire management team resulting in inadequate independent oversight of the management function as well as not having member to staff board of director committees, in particular an audit committee.  The Company lacks a designated financial expert and no method of creating an effective whistleblower program.

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

Changes in Internal Controls over Financial Reporting:

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company has engaged the services of an external bookkeeping service provider enabling it to separate the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The company is not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to Three hundred thousand US$ ($300,000) worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time.  To date the Company has received proceeds of $200,000 from the investment under the Stock Purchase Agreement.  The Company neither received nor paid any commissions in connection with the issuance of these securities.  The shares to be issued under the Stock Purchase Agreement are currently being held in escrow pending release under the terms and condition of the escrow agreement.

In July of 2008 the Company authorized, as part of a services contract, 250,000 stock purchase warrants which allow the holder to purchase 250,000 shares at incremental exercise prices of 100,000 warrants at $3.00 per share, 50,000 warrants at 5.00 per share, 50,000 warrants at $7.50 per share and 50,000 warrants at $10.00 per share all expiring three (3) years from the date of issuance.  Using Black-Scholes valuation model the warrants are considered to have the fair value of $271,186 using the following assumptions: dividend yield $0, expected volatilitiy of 212.35%, risk-free interest rate of 3.85%.  As of the date of this report the warrants have not been issued.

On October 21, 2008, the Company caused effective and consummated the Stock Purchase Agreement under which the Company sold to a group of five (5) accredited institutional investors 500 units, each unit consisting of 12,998 shares of the Company’s common stock and warrants exercisable at $1.24 per share to purchase an additional 21,682 shares of the Company’s common stock.  The warrants expire thirty (30) months from the closing of the transaction.  Each unit was priced at $10,000 for an aggregate of five million dollars ($5,000,000) invested into the Company.  The shares to be issued under the Stock Purchase Agreement are currently being held in escrow pending release under the terms and condition of the escrow agreement.

A summary of vested options and warrants outstanding at September 30, 2008 is as follows:

	Number of shares		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options	Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2007	25,000	515,000	$20.00	$58.54	$0	$0
Options/Warrants exercised		250,000		$5.70
Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(0)	(0)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at September 30, 2008	25,000	765,000	$20.00	$41.27	$0	$0

The Company has no unvested stock options or warrants.

Item 3.  Defaults Upon Senior Securities

The Company is not currently in default upon any securities.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of the common shareholders during the period covered by this report.  However on October  8th of this year,  a majority of the shareholders of the Company acting via. written consent voted to increase the authorized common shares from 25 million to 50 million shares.  Please see Note 8 – Subsequent Events of the Notes to the Financial Statements for further disclosure.

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

Dated: November 17, 2008

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ E. D.  Renyk

---------------------------------

Dated: November 17, 2008

By: E. D. Renyk

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Strategic Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

November 17, 2008

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, E. D. Renyk, Chief Accounting Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

E. D. Renyk, Chief Accounting Officer

November 17, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Strategic Officer of the Company, and E. D. Renyk, Chief Accounting Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Strategic Officer

E. D. Renyk, Chief Accounting Officer

November 17, 2008

November 17, 2008