Form 10-K
period 2008-12-31
1st NRG Corp.
filed 2009-04-17
CIK 949268

======================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act

     Securities registered pursuant to section 12(g) of the Act

None

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ||_|  No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ||_|  No |X|

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|

Accelerated filer |_|

Non-accelerated filter   |_| (Do not check if a smaller reporting company)

Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |X |  No |_|

State the aggregate market value of the voting and non-voting commons equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,438,992.

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,884,021, shares of Common Stock as of April 6, 2009.  Par value $0.02 per common share.

DOCUMENTS INCORPORATED BY REFERENCE

Part I Item 1. Exhibit 2.2 Amended Presentation to the Stock Holders Incorporated by reference to the Company's Form 10-QSB, under Accession Number 0001137171-03-000573 filed November 10, 2003;

Part II Item 5. Exhibit10.23 Private Placement Letter of Intent – Chadbourn Securities Incorporated by reference to the Company's Form 10-QSB, Accession No. 0001137171-07-001508 filed November 14, 2007.

Part II Item 6. Exhibit 10.14.1 Employment Agreement Edward D. Renyk Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007.

Part II Item 6. Exhibit 10.21.1.1 Employment Agreement of J. Greig Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-07-000608 filed April 30, 2007.

Part II Item 1. Exhibit 10.23 Private Placement Letter of Intent – Chadbourn Securities Incorporated by reference to the Company's Form 10-QSB, Accession No. 0001137171-07-001508 filed November 14, 2007.

Part III Item 10. Exhibit 10.14.1 Employment Agreement Edward D. Renyk Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007.

Part III Item 10. Exhibit 10.21.1.1 Employment Agreement of J. Greig Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-07-000608 filed April 30, 2007.

Part III.  Item 9 Presentation to Stock Holders filed August 13, 2003; Item 10 Stock Option Plan and Stock Grant Plan included in the Company’s 10-SB filed  September 09, 1997; and

For further information on documents incorporated by reference see Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES in Part III.

TABLE OF CONTENTS

Part I

ITEM 1.

BUSINESS

    4

ITEM 1A.

RISK FACTORS

    6

ITEM 2.

PROPERTY

    10

ITEM 3.

LEGAL PROCEEDINGS

    10

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    10

Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

  10

ITEM 6.

MANAGEMENT’S PLAN OF OPRTATION

    13

ITEM 7

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    13

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

    14

ITEM 9.A(T)

CONTROLS AND PROCEDURES

    14

Part III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  15

ITEM 11.

EXECUTIVE COMPENSATION

    16

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

   16

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

   19

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

   19

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   19

SIGNATURES

   22

EXHIBITS

PART I

ITEM 1. BUSINESS

Business Development

The Company was formed under the laws of the State of Delaware on January 8, 1988 and was inactive until 1995 when it entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and at December 31, 1999 the Company entered into a release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.  At present the Company holds no interest in any mineral properties.

The Company's principal business activity was the exploration and development of mineral properties until the reorganization approved by the shareholders as of September 24, 2003 (Exhibit 2.2).  Effective October 1, 2003 the Company discontinued its current operations and re-entered the development stage to examine new opportunities.

In 2006 the Company pursued opportunities in “Specialty Fuel” and embarked on a path to leverage itself into favorable partnerships in the oil and gas space.    Further, to reflect this change of direction, the Company changed its name to 1st NRG Corp.

In 2007 the Company continued pursuing the opportunities in “Specialty Fuels” and secured agreements with two facilities by the placement of funds in escrow towards concluding the commitments under the agreements.  By the end of 2007, when commitments to raise the major financing required to conclude the purchase commitments did not complete, it lost its position with these refineries and the right to recover the funds placed in escrow.

In June of 2008,  the Company refocussed on acquiring oil and gas assets and in September of 2008, the Company signed a Letter of Intent (LOI) with TrueStar Petroleum Corporation for the development and production of oil and gas resources in Guatemala. The LOI called for 1st NRG to participate with TrueStar Petroleum in the development and production of oil and gas resources in all areas for which TrueStar contracted with the Guatemalan government. The LOI called for 1st NRG to invest $650,000 for licensing and changeover and to invest up to $10 million for the drilling and completion of two wells in the development area.  1st NRG was to receive 97% of the revenue from the production area until its initial capital was recovered.  Following the recovery of the initial capital by 1st NRG, the revenue would have been be split 80% to 1st NRG and 20% to TrueStar. The final terms and condition of the agreement were subject to the signing of a Definitive Agreement between TrueStar and 1st NRG.  The LOI with TrueStar Petroleum expired in December of 2008 as the Company and TrueStar were unable to agree upon finalized terms.

For discussion of certain material risks involved in the Company’s business, see “Risk Factors” below.

Business of 1st NRG Corp.

1st NRG, Corp. is an oil and gas company focused on acquiring, developing and operating petroleum based facilities.  During the course of 2008, the Company has sought to strengthen its management team, and focused on evaluating opportunities within the oil and gas industry.  The management of 1st NRG, Corp. is focused on acquiring, developing and operating oil and natural gas properties.

On March 16th, 2009 the Company entered into a non-binding Letter of Intent to acquire Presidium Energy, LC (see  Item 13 -10.24  Non-binding Letter of Intent between the Company and Presidium Energy, LC). The basic terms of the acquisition involve issuing the shareholders of Presidium approximately 63 million shares of the Company's common stock. The transaction is subject to successfully negotiating the final terms and conditions to be included in the closing documents.

Presidium Energy is an oil and gas exploration company headquartered in Traverse City, Michigan. The company has major drilling programs underway in Michigan, Indiana, and Oklahoma. The Company has a dual focus of oil exploration and the development of low-risk, unconventional natural gas plays to create long-term, stable income-producing assets for shareholders.

The Company relocated its offices from 1941 Lake Whatcom Blvd, #212, Bellingham, WA, 98229 to 1730 LaBounty Rd., #213, Ferndale, WA, 98248 which is currently provided on a month to month basis by a Director of the Company.

Government Regulation

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. The natural gas industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas and crude oil to the same extent as processors, although natural gas and crude oil gathering may receive greater regulatory scrutiny in the future.

Any future oil and natural gas production and saltwater disposal operations and processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (“NORM”) will be subject to stringent environmental regulation. Compliance with environmental regulations is generally required as a condition to obtaining drilling permits. State inspectors frequently inspect regulated facilities and review records required to be maintained for document compliance. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency (“EPA”), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of NORM.

In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials may occur, and we may incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM are present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Michigan and Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

Competition

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Most of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Renewable energy sources may become more competitive in the future.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of crude oil and natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Employees

The Company currently has no employees. All services are currently performed by members of the Board of Directors.

ITEM 1A  RISK FACTORS

Risks Related to Our Business

Our Acquisition Activities may not be successful.

As  part  of  our  growth  strategy,  we may  make  additional  acquisitions of businesses and properties.  However,  suitable acquisition candidates may not be available on terms and  conditions we find acceptable,  and acquisitions pose substantial  risks to our business,  financial condition and results  of operations. In pursuing acquisitions,  we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties.  Even if future acquisitions  are completed,  the following are some of the risks associated with acquisitions:

•

the acquired businesses or properties may not produce revenues, earnings or  cash flow at anticipated levels;

•

the Company may assume  liabilities  that were not disclosed or that exceed our estimates;

•

We  may  be  unable  to  integrate  acquired   businesses successfully and realize anticipated economic, operational and other benefits in a timely manner,  which could  result in  substantial  costs and  delays or other operational, technical or financial problems;

•

acquisitions could disrupt our ongoing business, distract management,  divert  resources  and make it  difficult to maintain  our current  business  standards,  controls and procedures;

•

We may  finance  future  acquisitions  by issuing  common stock for some or all of the purchase price,  which could dilute  the ownership interests of the Company's stockholders; and

•

We may incur additional debt related to future acquisitions.

Our Previous Acquisition Attempts have been Unsuccessful.  In the past we have made several attempts to acquire other operations or assets and have failed to close.  Specifically we have been unsuccessful in our attempts to consummate the following transactions:

•

In 1995 the Company entered into an agreement to acquire certain mineral properties.  The operation of the mineral properties was unsuccessful and as at December 31, 1999 the Company entered into a release agreement whereby all assets previously acquired, including staked placer leases and related production equipment located on the properties, were conveyed back in consideration for the release from all related debts and obligations.

•

In 2007 the Company continued pursuing the opportunities in “Specialty Fuels” and secured agreements with two facilities by the placement of funds in escrow towards concluding the commitments under the agreements.  By the end of 2007, due to the inability to raise the major financing required to conclude the purchase commitments it lost its position with these refineries and the right to recover the funds placed in escrow.

•

In September of 2008, the Company signed a Letter of Intent (LOI) with TrueStar Petroleum Corporation for the development and production of oil and gas resources in Guatemala. The LOI called for 1st NRG to participate with TrueStar Petroleum in the development and production of oil and gas resources in all areas for which TrueStar contracted with the Guatemalan government. The LOI with TrueStar Petroleum expired in December of 2008 as the Company and TrueStar were unable to agree upon finalized terms.

Based upon our track record,  investors should be aware that we may not be able to close our currently planned acquisitions.

Oil Prices:  Oil prices are volatile. A substantial decrease in oil prices would significantly affect our business and impede our growth.  Our revenues, profitability and future growth depend upon prevailing oil prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil that we can economically produce. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns. It is possible that prices will drop so low that production will become uneconomical. If production becomes uneconomical, we may decide to discontinue production until prices improve.

Prices for oil fluctuate widely. The prices for oil are subject to a variety of factors beyond our control, including:

•

the level of consumer product demand;

•

weather conditions;

•

domestic and foreign governmental regulations;

•

the price and availability of alternative fuels;

•

political conditions in oil producing regions;

•

the domestic and foreign supply of oil;

•

speculative trading and other market uncertainty; and

•

worldwide economic conditions.

The failure to develop reserves could adversely affect our production and cash flows.  Our success depends upon our ability to find, develop or acquire oil and natural gas reserves that are economically recoverable. We will need to conduct successful exploration or development activities or acquire properties containing proved reserves, or both. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to expand our oil and natural gas reserves from cash flows, and external sources of capital may be limited or unavailable. Our drilling activities may not result in significant reserves, and we may not have continuing success drilling productive wells. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations in which proved reserves have not been discovered. Additionally, while our revenues may increase if prevailing gas prices increase significantly, our finding costs for reserves also could increase, and we may not be able to finance additional exploration or development activities.

We may have difficulty financing our planned growth.  We will require substantial additional financing to fund our planned growth. Additional financing may not be available to us on acceptable terms or at all. If additional capital resources are unavailable, we may be forced to curtail our acquisition, development drilling and other activities or to sell some of our assets on an untimely or unfavorable basis. We are in the process of evaluating strategic alternatives as of the date of this report.

We do not currently have any leased properties  The Company does not currently have any leased oil & gas properties.

We may continue to incur losses.  We reported a net loss for the years ended December 31, 2008 and 2007 of $1,128,099 and $684,009, respectively. There is no assurance that we will be able to achieve and maintain profitability.

Our future oil and natural gas reserve data will be estimates based on assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.  Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may change from year to year and vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves that will be attributable to our properties. Examples of items that may cause our estimates to be inaccurate include, but are not limited to, the following:

We may incur non-cash charges to our operations as a result of current and future financing transactions.  Under current accounting rules and requirements, we may incur additional non-cash charges to future operations beyond the stated contractual interest payments required under our current and potential future credit facilities. While such charges are generally non-cash, they would impact our results of operations and earnings per share and could be material.

Limited Operations:  Need for Additional Funds. The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  During 2008 the Company actively pursued opportunities related to its business.

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

Historically, management has provided the cash funding required to meet current operating costs. Additionally the Company has undertaken further steps as part of the plans outlined above under “Business of 1st NRG Corp.” with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) Negotiations for limited investments for operating funds, (b) acquisition of management for expertise in the markets where the acquisitions will take place, (c) negotiate support from private equity and or investment funds to support such acquisitions.    There can be no assurance that any of these efforts will be successful.

Substantial Indebtedness to Related Parties: The Company owed an aggregate of $1,049,955 primarily to Officers, Directors and related parties.  There can be no assurance that the Company will be able to satisfy its obligations to the Related Parties.

Risk Associated with Being a Public Company

Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors.  They have  other business interests to which they  devote their attention,  and may be expected to continue to do so although management time should be devoted to the  business of the  Company.  As a result,  conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

Need For Additional Financing. For its business plan to exploit oil, gas, and coal bed methane opportunities we must seek additional financing,  which may or may not be available.  The Company is investigating  the  availability,  source,  or terms that  might  govern the acquisition of additional  capital and will not do so until it determines a need for additional  financing.  If not available,  our operations will be limited to those that can be financed with its available capital.

Regulation of Penny Stocks.  Our  securities are subject to a Securities and Exchange Commission  rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established  customers or accredited investors. For purposes of the rule, the phrase  "accredited  investors"  means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of  $1,000,000  or  having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions  covered  by the  rule,  the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Consequently,  the rule may affect the ability of  broker-dealers to sell our securities and also may affect the  ability of  purchasers  in this  offering to sell their  securities  in any market that might develop therefore.

In addition,  the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3,  15g-4,  15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks"  within the  meaning of the rules,  the rules would apply to the Company and to its  securities.  The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission,  the  market  for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the  security  by one or a few  broker-dealers  that are  often  related  to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices   involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;  (iv)  excessive and  undisclosed bid-ask  differentials and markups by selling broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and  broker-dealers  after prices  have been  manipulated  to a desired  level,  along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Lack of Operating History. The Company is not profitable. We have not had successful operating history. We face all of the  risks  of a new  business  and the  special  risks  inherent  in the investigation,  acquisition,  or involvement in a new business opportunity.  The Company  must  be  regarded  as a new  or  "start-up"  venture  with  all of the unforeseen costs,  expenses,  problems,  and difficulties to which such ventures are subject.

Lack of Diversification. Because of the limited  financial-resources that we have, it is unlikely that we will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Dependence upon Management; Limited  Participation  of  Management. The Company currently has only four individuals who are serving as its directors.  We will be heavily  dependent upon their skills,  talents,  and abilities to implement its business plan, and may, from time to time,  find that the inability of the officers and directors to devote their full time  attention to  the  business  of  the  Company  results  in a  delay in progress toward implementing its business plan. See "Management."  Because investors will not be able to evaluate  the merits of possible  business  decisions by us, they should critically assess the information concerning our officers and directors.

Dependence upon Outside Advisors.  To supplement the business  experience of its officers and directors,  we may be required to employ accountants,  technical experts,  appraisers,  attorneys,  or other consultants or advisors.  The Company's President,  without any input from stockholders,  will make the selection of any such advisors.  Furthermore, it is anticipated  that such persons may be engaged on an "as needed"  basis without a continuing  fiduciary  or other  obligation  to the  Company.  In the  event the President of the Company considers it necessary to hire outside advisors, he may elect to hire  persons  who are  affiliates,  if they are  able to  provide  the required services.

Leveraged  Transactions.  Acquisitions  of assets by the Company maybe  leveraged,  i.e., we may finance the  acquisition of the assets by borrowing  against the assets of the business, or against the projected future revenues or profits of the assets. If done, this could  increase  our  exposure  to  larger  losses.  Assets  acquired  through a leveraged  transaction  are profitable  only if it generates  enough revenues to cover the  related  debt and  expenses.  Failure  to make  payments  on the debt incurred to purchase  the  business  opportunity  could  result in the loss of a portion or all of the assets  acquired.  There is no  assurance  that any assets acquired through a leveraged  transaction will generate  sufficient  revenues to cover the related debt and expenses.

Loss of Control by Present  Management and Stockholders.  We may consider an acquisition in which we would issue, as consideration for the business  opportunity to be acquired,  an amount of the Company's authorized but unissued common stock that could, upon issuance, represent the great majority of the voting  power and equity of the Company.  The result of such an  acquisition would be that the acquired  company's  stockholders and management would control the Company, and persons unknown could replace our management at this time. Such a merger  would  result in a greatly  reduced  percentage  of  ownership  of the Company by its current shareholders.

Volatility of Stock Price.  There is no  significant  recent  history  relating  to the market  price of our stock,  but what exists  indicates the market price is highly volatile and it is very thinly  traded.  Factors  such as those  discussed  in this "Risk  Factors" section may have a significant  impact upon the market price of the  securities.  Due to the low price of the securities,  many brokerage firms may not be willing to effect  transactions in the securities.  Further,  many lending  institutions will not permit the use of such securities as collateral for any loans.

We do not pay dividends.  We have never  declared  nor paid any cash  dividends  on our  common  stock and management has no intention to do so in the near future.

RESERVES  The  Company  has no proven  oil or gas  reserves, nor any production.

Employees  The  Company currently  has no  fulltime employees.  Management of the Company expects to use consultants,  attorneys and accountants as necessary,  and anticipates a need to engage at least 3 full-time employees as it expands its oil and gas operations.

ITEM 2. PROPERTY

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8th, 2008,  acting via written consent, shareholders representing a majority of the Company’s shares voted to increase the authorized shares to 50 million from the previously authorized 25 million shares.  To date this action has not concluded, and in view of events subsequent to the year end it is the intention of the Directors to recommend to the Shareholders that this action be suspended.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTIY SECURITIES.

The Company’s shares are currently quoted on the Over the Counter Bulletin Board Market.  The shares trade under the ticker symbol ‘FNRC’.  Market price ranges of the Company’s common stock during 2008 and the previous two years were*:

	2008		2007		2006
Period	High	Low	High	Low	High	Low
1st Quarter	0.04	0.02	1.40	1.20	2.40	1.60
2nd Quarter	0.03	0.03	5.20	2.00	3.00	2.00
3rd Quarter	2.00	0.25	3.60	1.20	2.00	1.20
4th Quarter	1.99	0.20	1.200	0.40	2.00	1.00

•On April 22, 1999 1st NRG Corp was cleared to post a bid and ask quotation on the OTC Bulleting Board for its common Stock

• Source FNRC.OB: Historical Prices for 1ST NRG CORP NEW – Yahoo! Finance,  www.bigcharts.com

• *Price adjusted for reverse split of common  stock on a 1 for 20 basis effected March 17, 2008.

• Holders - As of April 6, 2009, there were 60 registered holders of the Company’s Common Stock.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future, to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Recent Sales of Unregistered Securities

In April 2007, the Company reached agreement to issue 714,285 shares of common stock and 500,000 stock purchase warrants, which allow the holder to purchase 500,000 additional shares at $60.00 per share, expiring 30 months from April 2007 for aggregate proceeds of $500,000, net of issuance costs of $10,000.  The common stock was issued in June 2008.  As of the date of this report, the warrants have not been issued.

The proceeds from the equity securities were allocatable to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have the fair value of $374 using the following assumptions: dividend yield $0, expected volatility of 102%, risk-free interest rate of 4.98%, and stated lives of 1.25 years for the warrants granted in April 2007.

In September 2007, the Company reached agreement to issue 9,375 shares of common stock and 15,000 stock purchase warrants, which allow the holder to purchase 15,000 additional shares at $10.00 per share, expiring 30 months from September 2007 for aggregate proceeds of $15,000.  The common stock was issued in June 2008.  As of the date of this report, these warrants have not been issued.

The proceeds from the equity securities were allocable to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have the fair value of $3,955 using the following assumptions: dividend yield $0, expected volatility of 132%, risk-free interest rate of 4.08%, and stated lives of 1.25 years for the warrants granted in September 2007.

In July of 2008, the Company authorized, as part of a service contract, 250,000 stock purchase warrants which allow the holder to purchase 250,000 shares at incremental exercise prices of 100,000 warrants at $3.00 per share, 50,000 warrants at $5.00 per share, 50,000 warrants at $7.50 per share and 50,000 warrants at $10.00 per share all expiring three (3) years from the date of issuance.  Using Black-Scholes valuation model the warrants are considered to have the fair value of $271,186 using the following assumptions: dividend yield $0, expected volatilitiy of 212.35%, risk-free interest rate of 3.85%.  As of the date of this report the warrants have not been issued.

On  August 6,  2008 the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to three hundred thousand US$ $300,000 worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time.  The Company issued and lodged One million shares with an Escrow Agent in connection with this investment. To date the Purchaser has exercised their right to purchase two hundred fifty thousand US$ $250,000 worth of the available shares representing 833,333, of the One million, common shares of the Company.

On October 21, 2008, the Company caused effective and consummated a Stock Purchase Agreement under which the Company sold to a group of five (5) accredited institutional investors 500 units, each unit consisting of 12,998 shares of the Company’s common stock and warrants exercisable at $1.24 per share to purchase an additional 21,682 shares of the Company’s common stock.  This represents an aggregate issuance of 6,499,000 shares of the Company’s stock and warrants to purchase an aggregate of 10,841,000 additional shares.  The warrants expire thirty (30) months from the closing of the transaction. Each unit was priced at $10,000 for an aggregate of five million dollars ($5,000,000) invested into the Company.

The Company is entitled to receive the unit sale proceeds from the account in up to 16 tranches as it meets the requirements of the Agreement. The release of each tranche is determinant on the achievement of minimum per share closing prices of the Company's stock and its share trading volumes. The first 12 tranches are scheduled to be $250,000 each and the remaining 4 tranches are scheduled to be $500,000 each. The first tranche becomes available to the Company as its shares reach a closing price of $1 per share and have an average daily trading volume of at least 50,000 shares for the preceding 30 days. The tranche release schedule continues using progressively increasing share price thresholds, graduating from $1 per share to $4.75 for the 16th tranche, while maintaining the 50,000 average daily share trading volume requirement. There is no specified termination date for the achievement of the thresholds; however, there is no provision in the Agreement that allows for the Company to retract security units it has issued nor for the investors to retract investment amounts paid. The Company is obligated to pay a fee to an investment advisor as each tranche becomes available. The fee amounts to 6.6% of the tranche, to a maximum of $330,000 in total.  As of December 31, 2008, no amounts have become available under the Account Control Agreement.

Using Black-Scholes valuation model the warrants are considered to have the fair attributable value of $3,721,161 using the following assumptions: dividend yield $0, expected volatility of 236.66%, risk-free interest rate of 1.81%.

 A summary of warrants for the year ended December 31, 2008, is as follows:

In May 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract.  The options are exercisable at $20.00 per share and are exercisable for 3 years beginning in May 2007.   The options were valued at $0.79 per share using the Black-Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 164%, risk-free interest rate of 4.91%, and stated lives of 1.5 years.  Accordingly $19,698 compensation expense has been recorded for this transaction.

The Company has no unvested warrants or stock options.

Effective March 17, 2008, all shares of the Company’s common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis.  The effect of this reverse stock split has been retroactively applied to all periods presented.

The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") quarter of 2003:

During the third quarter of 2006, 14,286 common shares were issued to conclude the terms of the Private Placement Agreement (see “Item 13(a) Exhibits 10.23, Chadbourn Securities Private Placement Letter of Intent).

During  the  third  quarter  of 2003, 150,000 common shares were issued as a good faith deposit pursuant to an aborted purchase of mining properties.  As the purchase did not complete these shares have been returned to the Company for cancellation.

The Company believes that the above-referenced transactions are exempt from registration under the Act, pursuant to Section 4(2)

of the Act and the rules and regulations promulgated there under as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

There is a negative working capital balance of approximately $1,164,588 of which $29,572 is owed to related parties, all of whom have a vested interest in ensuring the Company’s continued existence.

The Company has a cash deposit of $5,000,000 from investors that will become available to it on the meeting of terms of an account control agreement as follows:

The Company is entitled to receive the unit sale proceeds from the account in up to 16 tranches as it meets the requirements of the Agreement. The release of each tranche is determinant on the achievement of minimum per share closing prices of the Company's stock and its share trading volumes. The first 12 tranches are scheduled to be $250,000 each and the remaining 4 tranches are scheduled to be $500,000 each. The first tranche becomes available to the Company as its shares reach a closing price of $1 per share and have an average daily trading volume of at least 50,000 shares for the preceding 30 days. The tranche release schedule continues using progressively increasing share price thresholds, graduating from $1 per share to $4.75 for the 16th tranche, while maintaining the 50,000 average daily share trading volume requirement. There is no specified termination date for the achievement of the thresholds; however, there is no provision in the Agreement that allows for the Company to retract security units it has issued nor for the investors to retract investment amounts paid. The Company is obligated to pay a fee to an investment advisor as each tranche becomes available. The fee amounts to 6.6% of the tranche, to a maximum of $330,000 in total.

As of December 31, 2008, no amounts have become available under the Account Control Agreement, accordingly no amounts have been released from stock subscriptions receivable and no liability has been accrued for the investor advisor fee as of that date.

The Company earned no revenues and its operations have been limited to the research and development of business opportunities.

As part of a plan with the goal of sustaining Company operations for the next twelve months and beyond, the Company has undertaken steps which include the accumulation of capital, as demonstrated by the August and October funding, to finance acquisitions of facilities and operations.  In addition to this, in October and November it negotiated amending or new agreements with its management and supporting consultants that converted all existing commitments to a month to month basis, thereby allowing it the flexibility to adjust its administration costs to meet the related level of operations.  There can be no assurance that any of these efforts will be successful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a)  Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

1st NRG Corp

Bellingham, Washington

We have audited the accompanying balance sheets of 1st NRG Corp (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from October 1, 2003 (the effective date of the development stage) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1st NRG Corp (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from October 1, 2003 (the effective date of the development stage) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues or positive cash flows from operations and has an accumulated deficit at December 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 14, 2009

1st NRG, CORP.
(a Development Stage Company)
BALANCE SHEETS
Decenber 31, 2008 and 2007
ASSETS	2008	2007
Current Assets
Cash	$ 288	$ -
Prepaid expenses and other assets	17,162
Total current assets	$ 17,450	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 107,705	$ 11,752
Accrued management compensation	1,020,383	562,047
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	25,320	39,388
Current portion of loans payable	9,200	-
Current portion of loan payable to related party	4,252	-
Total current liabilities	1,182,038	628,365

Long-Term Liabilities
Loans payable	27,431	9,200
Loans payable from related party		4,041
Total long term liabilities	27,431	13,241
Total liabilities	1,209,469	641,606
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 10,884,021 and 2,828,028 shares issued
and outstanding for 2008 and 2007	217,680	56,561
Common stock issuable, 579,286 and 1,215,446
shares for 2008 and 2007	11,586	24,308
Stock subscription receivable	(5,000,000)	-
Additional paid-in capital	10,472,710	5,043,421
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(4,261,520)	(3,133,421)
	(1,192,019)	(641,606)
	$ 17,450	$ -

See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through December 31, 2008
	2008	2007	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -
Expenses
Management compensation	458,336	398,245	3,180,081
General and administrative	665,106	139,276	926,916
	1,123,442	537,521	4,106,997
Other Income and Expense
Income
Interest earned	-	4,344	4,344
Extinguishment of related party debt	-	205,000	205,000
	-	209,344	209,344
Expense
Interest expense	4,657	65	8,100
Loss of escrow deposits	-	355,767	355,767
	4,657	355,832	363,867
	4,657	146,488	154,523
Net loss	$ (1,128,099)	$ (684,009)	$ (4,261,520)
Net loss per common share (basic and fully diluted)	$ (0.24)	$ (0.18)
Weighted average number of shares outstanding	4,727,241	3,850,821

See Notes to Financial Statements
3

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through December 31, 2008
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, December 31, 2003	-	$ -	306,675	$ 6,134	2,973,853	$ 59,477	$ 4,496,481	-	$ (2,632,475)	$ (1,986,287)	$ (56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698
Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	2,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)
Common stock issued from issuable, June 2008			723,660	14,472	(723,660)	(14,472)					-
Warrants issued for services, July 2008							271,186				271,186
Common stock issued for cash, August 2008			333,333	6,667			93,333				100,000
Common stock issued for cash, September 2008			150,000	3,000			42,000				45,000
Common stock issued for cash, October 2008			183,333	3,667			51,333				55,000
Common stock and warrants issued for stock subscription
receivable supported by restricted cash, October 2008
- allocated to common stock			6,499,000	129,980			1,148,859	(1,278,839)			-
- allocated to warrants							3,721,161	(3,721,161)			-
Common stock issuable to a Director for services received, October 2008					25,000	500	24,750				25,250
Common stock issued for cash, November 2008			166,667	3,333			46,667				50,000
Common stock issuable for services received, November 2008					62,500	1,250	30,000				31,250
Net loss										(1,128,099)	(1,128,099)
Balance, December 31, 2008	-	$ -	10,884,021	$ 217,680	579,286	$ 11,586	$ 10,472,710	$ (5,000,000)	$ (2,632,475)	$ (4,261,520)	$ (1,192,019)

See Notes to Financial Statements
4

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and for the Period from
October 1, 2003 (the effective date of the development stage) through December 31, 2008
	2008	2007	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss	$ (1,128,099)	$ (684,009)	$ (4,261,520)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
services	56,500	-	56,500
future services	-	-	10,000
Options issuable for mangement compensation	-	19,698	19,698
Warrants issued for services	271,186	-	271,186
Common stock issued for:
management compensation	-	-	1,950,000
services	-	-	27,500
Gain on extinguishment of related party debt		(205,000)	(205,000)
Loss of deposits held in Escrow	-	355,767	355,767
Change in operating assets and liabilities
Prepaid expenses and other assets	(17,162)	10,000	(17,162)
Accounts payable and accrued interest	96,164	(19,860)	141,549
Accrued management compensation	458,336	378,547	1,173,883
Net cash used in operating activities	(263,075)	(144,857)	(477,599)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	(355,767)	(355,767)
Net cash used in investing activities	-	(355,767)	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds (Payments) on loans payable	27,431	9,200	(23,190)
Proceeds from loan payable, related party		4,041	4,041
Proceeds from common stock and warrants, net	250,000	505,000	755,000
Proceeds (Payments) on advances from related parties	(14,068)	(17,727)	85,439
Net cash provided by financing activities	263,363	500,514	833,651
Net change in cash	288	(110)	285
Cash, beginning of period	0	110	3
Cash, end of period	$ 288	$ 0	$ 288
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses			$ 1,041,353
Stock subscription (returned) issued for services
to be provided	$ -	$ (720,000)	$ -
Common stock issuable for services	$ 56,500		$ 56,500
Warrants issued for services	$ 271,186		$ 271,186
Common stock and warrants issued for stock subscriptions
supported by restricted cash	$ 5,000,000		$ 5,000,000

See Notes to Financial Statements
5

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp (the "Company") was formed under the laws of the State of Delaware on January 8, 1988.  The Company's principal business activity was the exploration and development of mineral properties until the reorganization discussed below.  Effective as of October 1, 2003, the Company discontinued its current operations and re-entered the development stage to examine new opportunities.  In 2007, in order to facilitate its goals in “Specialty Fuel Distribution”, the Company secured agreements with two major refineries by the placement of $355,767 in escrow.  By the end of 2007, due to the Company’s inability to raise the major financing required to conclude the purchase commitments under the agreements, it lost its position with these refineries and the right to recover the funds placed in escrow.  As a result, the Company recorded the loss of the funds held in escrow, $355,767, related to these purchase commitments in its Statement of Operations for year ended December 31, 2007.

These financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at December 31, 2008.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash consists of checking and savings accounts held at financial institutions with original maturities of 90 days or less, stated at market value.  The Company did not pay cash for any interest or income taxes during 2008 or 2007.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at December 31, 2008 and 2007.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  For the year ended December 31, 2008 and 2007 outstanding options and warrants were anti-dilutive because of the Company’s net losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

Financial instruments consist of cash, prepaid expenses, accounts payable, accrued management compensation, accrued interest, cash advances, and loans payable.  The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

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

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No 123(R) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

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

The Company accounts for uncertain income tax positions in accordance with FAS Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN48”).  Accordingly the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. APB 14-1, ''Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP ABP 14-1 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, ''Accounting for Financial Guaranteed Insurance Contracts" ("SFAS 163"). SFAS 163 clarifies FASB Statement No 60, ''Accounting and Reporting by Insurance Enterprises". SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated that there is no impact of SFAS 163 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -an amendment to FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 2. Restricted Cash and Stock Subscription Receivable

The Company has received $5,000,000 from investors in exchange for 500 units of the Company’s securities. Each unit includes 12,998 shares of the Company’s stock and warrants to purchase an additional 21,682 shares of the Company’s stock (see Note 3). The cash received from investors, representing the full value of the units, is held in a bank account, which is subject to the "Account Control Agreement" (the "Agreement"). As described below, the Agreement controls the release of the funds to the Company and the Company's use of those funds. Although the Company has ownership of the cash in the account, as of December 31, 2008, it did not have access to any of the funds because it has not met the requirements of the Agreement. Because the Company does not have access to the funds and because its future access is contingent on events that have not yet occurred, this sale of units of the Company's securities is accounted for as a stock subscription receivable as of December 31, 2008. As funds become available under the terms of the Agreement, the Company will release the funds from the subscription and record the cash that is released.

The Company is entitled to receive the unit sale proceeds from the account in up to 16 tranches as it meets the requirements of the Agreement. The release of each tranche is determinant on the achievement of minimum per share closing prices of the Company's stock and its share trading volumes. The first 12 tranches are scheduled to be $250,000 each and the remaining 4 tranches are scheduled to be $500,000 each. The first tranche becomes available to the Company as its shares reach a closing price of $1 per share and have an average daily trading volume of at least 50,000 shares for the preceding 30 days. The tranche release schedule continues using progressively increasing share price thresholds, graduating from $1 per share to $4.75 for the 16th tranche, while maintaining the 50,000 average daily share trading volume requirement. There is no specified termination date for the achievement of the thresholds, however, there is no provision in the Agreement that allows for the Company to retract security units it has issued nor for the investors to retract investment amounts paid. The Company is obligated to pay a fee to an investment advisor as each tranche becomes available. The fee amounts to 6.6% of the tranche, to a maximum of $330,000 in total.

As of December 31, 2008, no amounts have become available under the Account Control Agreement, accordingly no amounts have been released from stock subscriptions receivable and no liability has been accrued for the investor advisor fee as of that date.

Note 3. Equity Transactions

In February 2007, stock subscriptions issued for services to be provided were returned.  No gain or loss has been recorded for this transaction.

In April 2007, the Company reached agreement to issue 714,285 shares of common stock for aggregate proceeds of $500,000, net of issuance costs of $10,000.  The common stock issuable at December 31, 2007 includes 500,000 stock purchase warrants, which allow the holder to purchase 500,000 additional shares at $60.00 per share (adjusted for the 1-for-20 reverse stock split), expiring 30 months from April 2007.  These shares and warrants were issued in 2008.

The proceeds from the equity securities were allocable to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have the fair value of $374 using the following assumptions: dividend yield $0, expected volatility of 102%, risk-free interest rate of 4.98%, and stated lives of 1.25 years for the warrants granted in April 2007.

In September 2007, the Company reached agreement to issue 9,375 shares of common stock for aggregate proceeds of $15,000.  The common stock issuable at December 31, 2007 will include 15,000 stock purchase warrants, which allow the holder to purchase 15,000 additional shares at $10.00 per share (adjusted for 1-for-20 reverse stock split), expiring 30 months from September 2007.  As of the date of this report, the warrants have not been issued.

The proceeds from the equity securities were allocable to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have the fair value of $3,955 using the following assumptions: dividend yield $0, expected volatility of 132%, risk-free interest rate of 4.08%, and expected lives of 1.25 years for the warrants granted in September 2007.

In July of 2008, the Company authorized, as part of a service contract, 250,000 stock purchase warrants which allow the holder to purchase 250,000 shares at incremental exercise prices of 100,000 warrants at $3.00 per share, 50,000 warrants at $5.00 per share, 50,000 warrants at $7.50 per share and 50,000 warrants at $10.00 per share all expiring three (3) years from the date of issuance.  Using Black-Scholes valuation model the warrants are considered to have the fair value of $271,186 using the following assumptions: dividend yield $0, expected volatility of 212.35%, risk-free interest rate of 3.85%.  As of the date of this report the warrants have not been issued.

On  August 6,  2008, the Company executed a Regulation S Stock Purchase Agreement in connection with the private placement of shares of the Common Stock of 1st NRG giving the Purchaser the right to purchase, on a best effort basis for the next 12 months, up to three hundred thousand US dollars $300,000 worth of common stock at a per share purchase price adjusted as the Closing Bid Price changes from time to time.  For the year ended December 31, 2008, the Company has issued 833,333 shares in connection with this investment and has received $250,000.

On October 21, 2008, the Company caused effective and consummated the Stock Purchase Agreement under which the Company sold to a group of five (5) accredited institutional investors 500 units, each unit consisting of 12,998 shares of the Company’s common stock and warrants exercisable at $1.24 per share to purchase an additional 21,682 shares of the Company’s common stock.  The issuance is for an aggregate of 6,499,000 shares and warrants to purchase an additional 10,841,000 common shares.  The warrants expire thirty (30) months from the closing of the transaction. Each unit was priced at $10,000 for an aggregate proceeds of five million dollars $5,000,000 (which is held in a restricted cash account at December 31, 2008, see Note 2).

The proceeds from the stock purchase agreement were allocated to the common stock and the related warrants.  Using the Black-Scholes valuation model, the warrants are considered to have a relative fair value of $3,721,161 using the following assumptions: dividend yield $0, expected volatility 236.66%, risk-free interest rate 1.81% and expected lives of 1.25 years.

In October 2008, the company signed a consulting agreement with a Director of the Company.  Per the agreement the Director is to receive 25,000 common shares which had a fair value of $25,250 on the date of the agreement and charged to expenses in 2008.  At December 31, 2008, these share have not been issued and are shown as issuable on the statement of stockholders’ deficit.

Also in October 2008, the company signed a consulting agreement with an Officer of the Company.  Per the agreement the Officer is to receive 62,500 common shares which had a fair value of $31,250 on the date of the agreement and charged to expenses in 2008.  At December 31, 2008, these share have not been issued and are shown as issuable on the statement of stockholders’ deficit

A summary of warrants for the years ended December 31, 2008 and 2007, is as follows:

	Number of warrants	Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
		Exercise Price	Term	at December
				31, 2008
Balance at December 31, 2006	-			$ -
Warrants granted - April 2007	500,000	$ 60.00	1.0 years	$ -
Warrants granted, September 2007	15,000	$ 10.00	1.2 years	$ -
Balance at December 31, 2007	515,000	$ 58.54	1	$ -
Warrants granted July 2008	250,000	$ 5.70	2.5 years	$ -
Warrants granted October 2008	10,841,000	$ 1.24	2.3 years	$ -
Warrants exercised	(0)
Warrants cancelled	(0)
Warrants expired	(0)
Balance at December 31, 2008	11,606,000	$ 3.88	2.24 years	$ -

In May 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract.  The options are exercisable at $20.00 per share (adjusted for the 1-for-20 reverse stock split) and are exercisable for 3 years beginning in May 2007.   The options were valued at $19,698 using the Black-Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 164%, risk-free interest rate of 4.91%, and stated lives of 1.5 years.  Accordingly $19,698 compensation expense was recorded for this transaction for year ending December 31, 2007.

The Company has no unvested warrants or stock options.

Effective March 17, 2008, all shares of the Company’s common stock issuable, issued and outstanding were combined and reclassified on a one-for-twenty basis.  The effect of this reverse stock split has been retroactively applied to all periods presented.

Note 4.  Income Taxes

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.  As of December 31, 2008 and 2007, the Company did not have any income for tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has tax losses of approximately $6,900,000 available to reduce future taxable income.  The tax losses expire in years between 2017 and 2029.

The deferred tax asset associated with the tax loss carryforward is approximately $2,340,000.  The Company has provided a full valuation allowance against the deferred tax asset.  The valuation allowance increased by $384,000 for 2008 and $233,000 for 2007.

The Company's ability to utilize net operating loss carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.  The tax years 2005 through 2007 remain open to examination by federal authorities.

Note 5.  Related Party Transactions

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

In 2007, the Company relocated its offices in Bellingham, Washington, and subsequently to Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company.  Out of the total of $665,106 and $139,276 General and Administrative Expenses, for years ended December 31, 2008 and 2007 respectively, the Director was paid $74,500 and $38,454 respectively, of which $30,000 and $16,681 was for rent expense respectively, and the balance, $44,500 and $21,764 for other prepaid and supplied administrative expenses respectively.

In October 2008 the Company negotiated a “Management Consulting Agreement” with Coral Captial Partners, Inc. to provide the services of Erik S. Nelson on a month to month basis at a rate of $5,000 per month.  As a settlement of a preceding contract with the Company, the new agreement called for the issuance of 62,500 common shares, with a value at the Agreement date of $25,250.  As at December 31, 2008,  the shares have not been issued and recorded as stock issuable.  In 2008 Coral received $24,500 in fees under the Agreement.

In November 2008 the Company negotiated a “Modification of Employment Agreement Dated the 19th day of April, 2007” reducing Dr. Greig’s salary from $350,000 per annum to a base salary of not less than $175,000 per annum and the term of employment was change from annual to a month to month basis.  In addition the right to “3 additional contract periods” was eliminated

In November 2008 the Company negotiated a “Modification of Employment Agreement Dated the 4th day of May, 2007” reducing Mr. Renyk’s salary from $150,000 per annum to a base salary of not less than $75,000 per annum and the term of employment was change from annual to a month to month basis.

Note 6.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related and third parties to help fund the Company’s operations.  The advances are non-interest bearing and are due on demand.

Note 7.  Loans Payable and Loan Payable to Related Party

The Company received loan proceeds for general corporate use to be repaid by August 1, 2009.  The loan accrues interest at a rate of 10% per year.  Balance owed on the loan was $9,200 at December 31, 2008 and 2007.

During 2008, the Company received loan proceeds for general corporate use to be repaid by January 2010.  The loan accrues interest at a rate of 10% per year.  Balance owed to related party was $4,252 and $4,041at December 31, 2008 and 2007, respectively.

A related party paid operating expenses on behalf of the Company that must be repaid by October 9, 2009.  The loan accrues interest at a rate of 10% per year.

Principal payments for loans payable and loan payable to related party for the years ending December 31 are due as follows:

2009	$13,452
2010	27,431
$40,883

Note 8.  Subsequent Events

On March 16, 2009 the Company entered into a non-binding Letter of Intent to acquire Presidium Energy, LC.  The basic terms of the acquisition involve issuing the shareholders approximately 63 million shares of the Company’s common stock.  The transaction is subject to successfully negotiating the final terms and conditions to be included in the closing documents.

Presidium Energy is an oil and gas exploration company headquartered in Traverse City, Michigan. The company has major drilling programs underway in Michigan, Indiana, and Oklahoma. The Company has a dual focus of oil exploration and the development of low-risk, unconventional natural gas plays to create long-term, stable income-producing assets for shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2005 the Company retained Peterson Sullivan LLP, Certified Public Accountants (“Peterson”) of Seattle, WA.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act for the period ended December 31, 2008 we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and based on this evaluation our Chief Strategic Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of December 31, 2008 because of identified material weaknesses in our internal control over financial reporting as detailed below under “(c) Material Weaknesses Identified”.

(b)

Management’s Report on Internal Control Over Financial Reporting

The Certifying Officers are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed established disclosure controls and other procedures that are designed  to ensure that material information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely discussions regarding required disclosure is made known to them, particularly during the period in which this report was prepared.

(c)

Material Weaknesses Identified

The Certifying Officers are aware that with the limited level of operations, financial resources and availability of personnel that material weaknesses exist in the controls and procedures, particularly in the concentration of duties, lack of an audit committee and access to additional financial expertise, both within and external to the current composition of the Board of Directors.  Specific weakness in internal control over financial reporting exists because of the following:

1.

The Company is managed by a small number of individuals working out of offices in Ferndale, Washington and Richmond, British Columbia.  We do not have a large enough number of independent staff or management members to provide third party oversight in the review of our financial transactions on an ongoing basis as such, we have a lack of segregation of incompatible duties.  As such, we have a lack of segregation of incompatible duties.  Our CSO/Chairman of the Board/Director is solely responsible for initiating activities of the Company and CFO/Director/Secretary is responsible for reviewing, and, until recently, recording the financial transactions, as well as the preparation and review of financial reports, including the preparation of the 10-Q’s and 10-K.  The electronically recorded and related physical records are maintained by the Ferndale office.

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

(d)

Plan for Remediation of Material Weaknesses

The Chief Strategic Officer is actively engaged in actions to resolve these deficiencies by pursuing funding and acquisition of projects that would allow the Company to increase its level of staffing and add to its Board Members. Additional changes to operational control which can be implemented prior to full funding are being explored to allow the Company to meet the requirements by Sarbanes Oxley by its annual report for 2009.

(e)

Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company is in a transition period where it is separating the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	POSITIONS HELD WITH THE CORPORATION
Dr. J. Greig	Director
Edward D. Renyk	Director
Larry Fix	Director
Erik S. Nelson	Director

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

Erik S. Nelson.  Mr. Nelson is also the President of Coral Capital Partners, Inc., which provides management and consulting services to private and public companies.  Mr. Nelson is a graduate of the University of Colorado Leeds School of Business with an emphasis in Finance.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2001 thru 2008 ("fiscal years") payable/paid to Dr. Greig, the Company’s CSO, Mr. Nelson, the Company’s Secretary, Mr. Renyk, the Company's Assistant Secretary, and Mr. Fix, a Director.  No other officer or Director received any compensation from the Company in these fiscal years.

SUMMARY COMPENSATION TABLE
			Long-Term Compensation Awards
Name	Year	Salary	Restricted Stock (4 & 5)	All Other Compensation
J. Greig (2)	2003 2004 2005 2006 2007 2008	$9,000 $60,000 $60,000 $60,000 $260,941 $320,992	$1,950,000* --* -- -- --	-- -- -- -- --
Edward Renyk (1)	2001 2002 2003 2004 2005 2006 2007 2008	$90,000 $90,000 $90,000 $45,000 $45,000 $45,000 $17,606 $137,568	-- -- $75.00 -- -- -- --	-- -- -- -- -- -- $19,628(3)
Larry Fix	2002	--	$50.00	--
Erik S. Nelson	2008	$24,500		$25,250

1.

On June 30, 1995, the Company entered into a five-year employment agreement with the then President of the Company that provided for a salary of $7,500 per month beginning July 1, 1995.  The agreement expired as of June 30, 2000 and it was agreed that Mr. Renyk continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract was negotiated.  On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re-organization plan at which time a new contract was to be negotiated.  Due to the delay in the conclusion of the re-organization plan Mr. Renyk agreed that effective January 1, 2004 that his salary be reduced to $3,750.00 per month.  Effective April 20, 2007 the Company entered into a two year contract with Mr. Renyk to continue to act as Secretary to the Company for one year and then to act as assistant to the Secretary for the remaining year at a base salary of $150,000 per annum together with a three year option package for the purchase of up to 25,000 common shares of the Company at $20.00 per share.  (see “Item 6(a) Exhibits 10.14.1 Employment agreement of Edward D. Renyk).  On November 11, 2008 the Company negotiated a “Modification of Employment Agreement Dated the 4th day of May, 2007” reducing Mr. Renyk’s salary from

$150,000 per annum to a base salary of not less than $75,000 per annum and the term of employment was change from annual to a month to month basis (see “Item 6(a) Exhibits 10.14.1.1 Modification of Employment Agreement Dated the 4th day of May, 2007).

2.

On October 1, 2003 the Company appointed a new President, Dr. Greig, and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $5,000 per month beginning November 1, 2003.  Effective November 1, 2004 Dr. Greig resigned as President and assumed the position of CSO and Chairman of the Board.  All other terms of his contract remain unchanged.  Effective April 20, 2007 in recognition of his efforts in sourcing projects and leading negotiations with third parties in pursuing new opportunities and agreements, the Company renegotiated his contract to continue filing the positions of CSO and Chairman of the Board at the base salary of $350,000 per annum together with a provision for added value bonuses on annual increases in revenues, EBITDA and asset added value.  In addition he has the right to be granted options to purchase a percentage of any share issuances carried out by the Company (see “Item 6(a) 10.21.1.1 Employment Agreement of Dr. J. Greig).  On November 11, 2008 the Company negotiated a “Modification of Employment Agreement Dated the 19th day of April, 2007” reducing Dr. Greig’s salary from $350,000 per annum to a base salary of not less than $175,000 per annum and the term of employment was change from annual to a month to month basis.  In addition the right to “3 additional contract periods” was eliminated (see “Item 6(a) 10.21.1.2 Modification of Employment Agreement Dated the 19th day of April, 2007).

* As a result of the restatement of the 2003 Financial Statements to reflect the conclusion of the Company's reorganization plan formerly entered at par value.

3.

Stock Options

In 2000 the Company granted 15,000 stock options under the Plan.  These options expired, unexercised in 2002.

In May 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract.  The options are exercisable at $20.00 per share and are exercisable for 3 years beginning in May 2007.   The options were valued at $0.79 per share using the Black-Scholes option pricing model as estimated on the date of grant with the following assumptions: dividend yield $0, expected volatility of 164%, risk-free interest rate of 4.91%, and stated lives of 1.5 years.  Accordingly $19,698 compensation expense has been recorded.

4.

Stock Grants

On April 5, 2002 the Company issued from treasury 10,000 common shares under the Stock Grant Program established June 30, 1995.  The cost of the issue was recorded at the common stock’s par value of $0.02 per share and reported in the General and Administrative expenses shown on the Statements of Operations.  The average trading sale price of the stock over the preceding 60 days prior to their issue was $0.60 per common share.

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

On May 18, 2000 the Company’s shares traded on the OTC Bulletin Board at $1.10 on a volume of 2,175 shares.  These options were not exercised and expired in 2002.

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

On May 18th, 2000, the Company authorized and on April 5, 2002 issued common stock as follows:

Larry Fix

2,500 common shares at par value of $0.02 per share

Lloyd Mear

3,750 common shares at par value of $0.02 per share

Edward Renyk

3,750 common shares at par value of $0.02 per share

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 14, 2007, by its executive officers and directors, both individually and as a group, and by each person known by the Company to own more than 5% of the outstanding Common Stock.

Name	Number of Shares owned (1)	Percentage of Shares Owned (2)

Dr. J. Greig 103 E. Holly Street, Suite 303, Bellingham, WA 98226 Director, Chairman & Chief Strategic Officer	1,950,000	17.92%

Edward D. Renyk 17 – 12311 McNeely Dr., Richmond, BC, V6V 2S2 Director, Secretary & Chief Financial Officer	297,758	2.74%

Larry Fix 11700 King Road, Richmond, BC, Canada V7A 3B6 Director	2,500	0.02%
Officers and Directors as a Group (3 persons)	2,250,258	20.68%

(1)

Unless otherwise indicated all shares are held of record by the beneficial holders named above.

(2)

Based upon 10,884,021 shares of Common Stock outstanding on December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Accrued management compensation

$1,020,383

is composed of compensation due to the Company’s officers who have deferred payment until the Company creates a cash flow sufficient to cover its operating costs.

Cash advances from related parties

$ 25,320

Loans payable from related party

$   4,252

This represents disbursements made on behalf of the Company by the officers of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)

Audit Fees

The aggregate fees  billed  by  Petterson Sullivan LLP. for professional  services  for  the  audit  of  the  Company's  annual  financial statements and quarterly reviews  included in the Company's Form 10-K and Forms 10-Q were  $35,500  (2007  -  $27,000).

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

a) Financial Statements

(1)

Financial statements for our Company are listed in the index under Item 7 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(3)

10.14.1.1   Modification of Employment Agreement Dated the 4th day of May, 2007 (Attached)

10.21.1.2 Modification of Employment Agreement Dated the 19th day of April, 2007 (Attached)

(b)

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

10.14.1.1

Modification of Employment Agreement Dated the 4th day of May, 2007 (Attached)

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

10.20

Release Agreement between the Company and Dorothy Dennis dated the 17th day of February, 2000 (2)

10.21

Employment Agreement of Loren Miller (6)

10.21.1

Employment Agreement of J. Greig

10.21.1.1

Employment Agreement of J. Greig (9)

10.21.1.2

Modification of Employment Agreement Dated the 19th day of April, 2007 (Attached)

10.22

Common Stock Unit Purchase Agreement (7)

10.23

Private Placement Letter of Intent – Chadbourn Securities (7)

10.24

Common Stock Purchase Agreement with lead investor – Copperbottom (11)

10.24

Non-binding Letter of Intent between the Company and Presidium Energy, LC (12)

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

(4)

Incorporated by reference to the Company's Form 10-QSB, Accession Number:0001137171-03-000573 filed November 10, 2003.

(5)

Incorporated by reference to the Company's Form S-8, Accession Number 0001137171-04-000481 filed April 20, 2004

(6)

Incorporated by reference to the Company's Form 10-QSB, Accession Number: 0001137171-04-001462 filed November 15, 2004.

(7)

Incorporated by reference to the Company's Form 10-QSB, Accession No. 0001137171-07-001508 filed November 14,  2007.

(8)

Incorporated by reference to Company’s 10K-SB Accession Number 0001137171-07-000745 filed May 18, 2007

(9)

Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-07-000608 filed April 30, 2007

(10)

Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007

(11)

Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-08-000982 filed August 20, 2007

(12)

Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-09000197 filed March 23, 2009

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

                                    Edward D. Renyk, Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature

Title

Date

  ------------

------

------

/s/ J. Greig

Director and

April 10, 2009

---------------------------

Chief Strategy Officer

J. Greig

/s/ Edward D. Renyk

Director and

April 10, 2009

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Erik Nelson

Director

April 10, 2009

/s/ Larry Fix

Director

April 10, 2009

--------------------------

Larry Fix

Exhibit 10.14.1.1

Modification of

EMPLOYMENT AGREEMENT

Dated the 4th day of May, 2007

BETWEEN:

Edward Renyk, 12311 McNeely Dr., Richmond, BC V6V 2S2 USA

(“Executive”)

AND:

1st NRG, Corp., of 1730 LaBounty Rd., Ferndale, Washington 98248 USA

(the “Corporation”)

By signature below, the two parties mutually agree to amend the agreement as follows:

Remove the existing Clause 3. (a) and replace it with the following:

a)

The Executive’s base salary shall be not less than $75,000 per annum or such higher rate as this contract may designate from time to time (the “Base Salary”), which Base Salary shall be payable in regular instalments in accordance with the Company’s general payroll practices and subject to withholding and other payroll taxes.

Remove the existing Clause 4. (a) and replace it with the following:

a)

The Employment Period began on April 20, 2007 and effective November 1, 2008 shall continue on a month to month basis (the “Employment Period), provided, however, that (i) the Employment Period shall terminate prior to end of the current months period upon the Executive’s resignation, death or Disability (as defined below); or (ii) the Employment Period may be terminated by the Company at any time prior to such date for Cause (as defined below).

Remove Appendix A.

All other terms and conditions remain in full force and effect.

IN WITNESS WHEREOF this Agreement has been signed this 11th day of November 2008.

J. Greig

Edward Renyk

/s/ Signed

/s/ Signed

________________________________

________________________________

Director, 1st NRG, Corp.

Exhibit 10.21.1.2

Modification of

EMPLOYMENT AGREEMENT

Dated the 19th day of April, 2007

BETWEEN:

J. Greig, 1730 LaBounty Rd., Ferndale, Washington 98248 USA

(“Executive”)

AND:

1st NRG, Corp., of 1730 LaBounty Rd., Ferndale, Washington 98248 USA

(the “Corporation”)

By signature below, the two parties mutually agree to amend the agreement as follows:

Remove the existing Clause 3. (a) and replace it with the following:

a)

The Executive’s base salary shall be not less than $175,000 per annum or such higher rate as this contract may designate from time to time (the “Base Salary”), which Base Salary shall be payable in regular instalments in accordance with the Company’s general payroll practices and subject to withholding and other payroll taxes.

Remove the existing Clause 4. (a) and replace it with the following:

a)

The Employment Period began on April 20, 2007 and effective November 1, 2008 shall continue on a month to month basis (the “Employment Period), provided, however, that (i) the Employment Period shall terminate prior to end of the current months period upon the Executive’s resignation, death or Disability (as defined below); or (ii) the Employment Period may be terminated by the Company at any time prior to such date for Cause (as defined below).

Remove the existing Clause 4. (c).

All other terms and conditions remain in full force and effect.

IN WITNESS WHEREOF this Agreement has been signed this 11th day of November 2008.

Charles Kohlhaas

J. Greig

/s/ Signed

/s/ Signed

________________________________

________________________________

CEO, 1st NRG, Corp.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  1st NRG Corp. (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

April 10, 2009

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp. (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward Renyk, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

April 10, 2009

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp. (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig

Edward Renyk

Chief Executive Officer

Chief Financial Officer

April 10, 2009

April 10, 2009