Form 10-Q
period 2009-03-31
1st NRG Corp.
filed 2009-05-20
CIK 949268

===================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes |_|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|

Accelerated filer |_|

Non-accelerated filter   |_| (Do not check if a smaller reporting company)

Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes |X|  No |_|

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,884,021 common shares as of May 11, 2009

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

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

  5

        Notes to Financial Statements

  6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 11

Item 4T. Controls and Procedures

  12

PART II OTHER INFORMATION

  15

Item 1. Legal Proceedings

  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  15

Item 3. Defaults Upon Senior Securities

  15

Item 4. Submission of Matters to a Vote of Security Holders

  15

Item 5. Other Information

  15

Item 6. Exhibits and reports on Form 8-K

  15

SIGNATURES

  17

Exhibits 31 & 32 – CERTIFICATIONS

Item 1  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	March 31, 2009	December 31, 2008
Current Asset
Cash	$ 2	$ 288
Prepaid expenses and other assets	2,982	17,162
	$ 2,984	$ 17,450
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 130,445	$ 107,705
Accrued management compensation	1,082,883	1,020,383
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	25,374	25,320
Current portion of loans payable	9,200	9,200
Current portion of loans payable to related party	4,252	4,252
Total current liabilities	1,267,332	1,182,038

Long-Term Liabilities
Loan payable	27,431	27,431
Total long term liabilities	27,431	27,431
Total liabilities	1,294,763	1,209,469
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 10,884,021 shares issued and
outstanding for March 2009 and December 2008	217,680	217,680
Common stock issuable, 609,286 shares and 579,286 shares
for March 2009 and December 2008 respectively	12,186	11,586
Stock subscription receivable	(5,000,000)	(5,000,000)
Additional paid-in capital	10,478,110	10,472,710
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(4,367,280)	(4,261,520)
	(1,291,779)	(1,192,019)
	$ 2,984	$ 17,450
See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through March 31, 2009
(unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative During the Development Stage
Revenue	$ -	$ -	$ -
Expenses
Management compensation	62,500	125,001	3,242,581
Consulting fees	15,000	220,000	15,000
General and administrative	28,250	30,720	955,166
	105,750	375,721	4,212,747
Other Income and Expense
Income
Interest earned	-	-	4,344
Extinguishment of related party debt	-	-	205,000
	-	-	209,344
Expense
Interest expense	10	361	8,110
Loss of escrow deposits	-	-	355,767
	10	361	363,877
	10	361	154,533
Net loss	$ (105,760)	$ (376,082)	$ (4,367,280)
Net income (loss) per common share (basic and fully diluted)	$ (0.01)	$ (0.13)
Weighted average number of shares outstanding	11,493,307	2,828,028

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through March 31, 2009
(unaudited)
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	306,675	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,544,771)	$ -	(956,532)
Common stock issuable for
management compensation, September 2003	-	-	-	-	1,950,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses, September 2003					1,023,853	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	306,675	6,134	2,973,853	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698

Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	2,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)

Common stock issued from issuable, June 2008			723,660	14,472	(723,660)	(14,472)
Warrants issued for services, July 2008							271,186				271,186
Common stock issued for cash, August 2008			333,333	6,667			93,333				100,000
Common stock issued for cash, September 2008			150,000	3,000			42,000				45,000
Common stock issued for cash, October 2008			183,333	3,667			51,333				55,000
Common stock and warrants issued for stock
subscription receivable supported by
restricted cash, October 2008
- allocated to common stock			6,499,000	129,980			1,148,859	(1,278,839)			-
- allocated to warrants							3,721,161	(3,721,161)			-
Common stock issuable to a Director for services
received, October 2008					25,000	500	24,750				25,250
Common stock issued for cash, November 2008			166,667	3,333			46,667				50,000
Common stock issuable for services received,
November 2008					62,500	1,250	30,000				31,250
Net loss										(1,128,099)	(1,128,099)
Balance December 31, 2008	-	-	10,884,021	217,680	579,286	11,586	10,472,710	(5,000,000)	(2,632,475)	(4,261,520)	(1,192,019)

Common stock issuable for services received,
January 2009					30,000	600	5,400				6,000
Net loss										(105,760)	(105,760)
Balance March 31, 2009	-	$ -	10,884,021	$ 217,680	609,286	$ 12,186	$ 10,478,110	$ (5,000,000)	$ (2,632,475)	$ (4,367,280)	$ (1,291,779)

See Notes to Financial Statements

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009, and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through March 31, 2009
(unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative During the Development Stage
Cash Flows From Operating Activities
Net loss	$ (105,760)	$ (376,082)	$ (4,367,280)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
services	6,000		62,500
future services	-	-	10,000
Options issuable for mangement compensation	-	-	19,698
Warrants issued for services	-		271,186
Common stock issued for:
management compensation	-		1,950,000
services	-	-	27,500
Gain on extinguishment of related party debt	-	-	(205,000)
Loss of deposits held in Escrow	-	-	355,767
Change in operating assets and liabilities
Prepaid expenses and other assets	14,180	-	(2,981)
Accounts payable and accrued interest	22,740	225,404	164,288
Accrued management compensation	62,500	125,001	1,236,383
Net cash used in operating activities	(340)	(25,677)	(477,939)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	-	(355,767)
Net cash used in investing activities		-	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds (Payments) on loans payable	-	12,418	(23,190)
Proceeds (Payments) on loans payable, related party	-	(1,870)	4,041
Proceeds from common stock and warrants, net	-	-	755,000
Proceeds (Payments) from advances from related parties	54	(6,440)	85,493
Capital Stock: Common stock 2008 Private Placement	-	21,573	-
Net cash provided by financing activities	54	25,681	833,705
Net change in cash	(286)	4	(1)
Cash, beginning of period	288	-	3
Cash, end of period	$ 2	$ 4	$ 2
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ -	$ -	$ 1,041,353
Stock subscription (returned) issued for services to be provided	-	-	-
Common stock issued and issuable for services	6,000	-	62,500
Warrants issued for services	-	-	271,186
Common stock and warrants issued for stock subscriptions
supported by restricted cash	-	-	5,000,000
	$ 6,000	$ -	$ 6,375,039

See Notes to Financial Statements
5

NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

1st NRG Corp (the "Company") was formed under the laws of the State of Delaware on January 8, 1988.  The Company's principal business activity was the exploration and development of mineral properties until the reorganization discussed below.  Effective as of October 1, 2003, the Company discontinued its current operations and re-entered the development stage to examine new opportunities.  The Company is currently pursuing opportunities in the oil and gas industry.

These financial statements have been prepared treating the Company as a development stage company, effective as of October 1, 2003.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2008.  In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at March 31, 2009.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described below in Note 2 – Restricted Cash and Stock Subscriptions Receivable, the Company has received an investment of $5 million, however the cash is currently being held in an escrow account subject to an "Account Control Agreement".  To date no funds have been released to the Company under the Account Control Agreement.  Management of the Company has undertaken steps to begin to secure the release of the funds from the escrow account.  However there cannot be any assurances given that the Company will be successful in securing the release of funds under the terms of the Account Control Agreement.

Management has taken steps to seek additional financing for the Company with the goal of sustaining the operations of the Company. These steps include seeking additional or alternative commitments to finance acquisitions of the facilities for the liquefaction of coal and taking the steps to controlling and adjusting overhead and expenses to reflect its present reduced level of operations.

On March 16, 2009, the Company entered into a non-binding Letter of Intent to acquire Presidium Energy, LLC.  The basic terms of the acquisition involve issuing the shareholders of Presidium approximately 63 million shares of the Company’s common stock.  The transaction is subject to successfully negotiating the final terms and conditions to be included in the closing documents.

Presidium Energy is an oil and gas exploration company headquartered in Traverse City, Michigan.  The company has major drilling programs underway in Michigan, Indiana, and Oklahoma.  The Company has a dual focus of oil exploration and the development of low-risk, unconventional natural gas plays to create long-term, stable income-producing assets for shareholders.  Presidium is managed for creating maximum shareholder value by drilling in proven trends, acquiring extensive seismic data ahead of drilling, and targeting areas where both shale gas and oil can be produced.  Presidium is aggressively developing four major project areas, with plans to keep at least four rigs active throughout 2009.  Presidium holds rights to over 2300 drilling locations associated with over 300,000 net acres of oil and gas leasehold.

There can be no assurance that any of these efforts will be successful or that the Company will be able to continue operations or successfully negotiate final acquisition terms with Presidium.

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

Cash

Cash consists of checking and savings accounts held at financial institutions with original maturities of 90 days or less, stated at market value.  The Company did not pay cash for any interest or income taxes during 2009 or 2008.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at March 31, 2009.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  For the three months ended March 31, 2009, outstanding options and warrants were anti-dilutive because of the Company’s net losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Reclassifications

Certain amounts from the March 31, 2008, quarterly financial statements have been reclassified to conform to the current quarter presentation.

Note 2. Restricted Cash and Stock Subscription Receivable

The Company has received $5,000,000 from investors in exchange for 500 units of the Company’s securities. Each unit includes 12,998 shares of the Company’s stock and warrants to purchase an additional 21,682 shares of the Company’s stock (see Note 3). The cash received from investors, representing the full value of the units, is held in a bank account, which is subject to an "Account Control Agreement".

As of March 31, 2009, no amounts have become available under the Account Control Agreement, accordingly no amounts have been released from stock subscriptions receivable and no liability has been accrued for the investor advisor fee as of that date.

Note 3. Stockholders’ Deficit

In July of 2008, the Company authorized, as part of a service contract, 250,000 stock purchase warrants which allowed the holder to purchase 250,000 shares at incremental exercise prices. In January 2009 , by mutual consent, the services contract and warrants were cancelled on agreement by the Company to issue 30,000 common shares at the then agreed trading price of $0.20 per share.  No gain or loss has been recorded for the cancelled warrants.  The value of $6,000 attributed to the shares has been recorded in the Operating Statement under Consulting Fees.

A summary of the warrants outstanding at March 31, 2009, is as follows:
	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at March 31, 2009
Balance at December 31, 2008	11,606,000	$ 3.88	2.24 years	$ -
Warrants exercised	(0)
Warrants cancelled	(250,000)
Warrants expired	(0)
Balance at March 31, 2009	11,356,000	$ 3.84	1.99 years	$ -

In May 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract. These warrants were cancelled by mutual consent during quarter ended March 31, 2009. No gain or loss has been recorded for this transaction.

The Company has no unvested warrants or stock options.

A summary of options outstanding at March 31, 2009, is as follows:
	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at March 31, 2009
Balance at December 31, 2008	25,000	$ 20.00		$ -
Options exercised	-0
Options cancelled	-25,000
Options expired	-0
Balance at March 31, 2009	-0	$ -		$ -

Note 4.  Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position, or FSP, FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP FAS 132(R)-1, “Employers’ Disclosure about Pensions and Other Postretirement Benefits,” to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of: (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157; and (iv) significant concentrations of risk within plan assets.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Indentifying Transaction That Are Not Orderly.”  FSP FAS 157-4 amends SFAS No. 157 to provide additional guidance on (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability; and (ii) circumstances that may indicate that a transaction is not orderly.  FSP FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP FAS

157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect adoption of FSP FAS 157-4 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSPFAS 115-2”).  FSP FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FAP FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amend Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on its financial statements.

Note 5. Related Party Transactions

The Company’s offices are located in Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company and/or a Company controlled by the Director.  The Director was paid $7,500 for facility costs consisting of rental expense for the three months ended March 31, 2009, which is included General and Administrative Expenses.

Note 6.  Cash Advances and Advances from Related Parties

The Company has received cash advances from related and third parties to help fund the Company’s operations.  The advances are non-interest bearing and are due on demand.

Note 7. Loan Payable and Loan Payable from Related Party

In 2008, a related party paid operating expenses on behalf of the Company that must be repaid by October 9, 2009.  The loan accrues interest at a rate of 10% per year.

In 2008, the Company receive loan proceeds for general corporate use to be repaid by August 1, 2009.  The loan accrues interest at a rate of 10% per year.

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

In 2007 the Company continued pursuing opportunities in “Specialty Fuels” and in 2008 as a result of information acquired the Company refocused its efforts towards the acquisition of oil and gas assets.

On March 16, 2009 the Company entered into a non-binding Letter of Intent to acquire Presidium Energy, LLC.  The basic terms of the acquisition involve issuing the shareholders of Presidium approximately 63 million shares of the Company’s common stock.  The transaction is subject to successfully negotiating the final terms and conditions to be included in the closing documents.

Presidium Energy is an oil and gas exploration company headquartered in Traverse City, Michigan.  The company has major drilling programs underway in Michigan, Indiana, and Oklahoma.  The Company has a dual focus of oil exploration and the development of low-risk, unconventional natural gas plays to create long-term, stable income-producing assets for shareholders.  Presidium is managed for creating maximum shareholder value by drilling in proven trends, acquiring extensive seismic data ahead of drilling, and targeting areas where both shale gas and oil can be produced.  Presidium is aggressively developing four major project areas, with plans to keep at least four rigs active throughout 2009.  Presidium holds rights to over 2300 drilling locations associated with over 300,000 net acres of oil and gas leasehold.

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

At March 31, 2009 the Company had a stockholders' deficit of approximately $1,291,000.

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

(See Financial Statements Note 2-Restricted Cash and Stock Subscription Receivable.)

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

2.

actively recruiting members to add to the Board of Directors and has successfully concluded the first of two planned which will bring the Board up to full strength.  The current addition was Mr. Erik Nelson effective June 15, 2008. (See Item 6. (b) Reports on Form 8-K)

3.

identifying and being in active negotiation with three potential candidates to fill the positions of Secretary, Chief Financial Officer (CFO), and President/Chief Executive Officer (CEO)

4.

 pursuing active projects which include operational staffing to compliment the above actions and assist the Company in meeting its goals of fully meeting the requirements imposed by Sarbanes Oxley by its annual 2009 reporting date.

Changes in Internal Controls over Financial Reporting:

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company has engaged the services of an external bookkeeping service provider enabling it to separate the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The company is not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July of 2008, the Company authorized, as part of a service contract, 250,000 stock purchase warrants which allowed the holder to purchase 250,000 shares at incremental exercise prices. In January 2009, by mutual consent, the services contract and warrants were cancelled on agreement by the Company to issue 30,000 common shares at the then agreed market price of $0.20 per share.  No gain or loss has been recorded for the cancelled warrants.  The value of $6,000 attributed to the shares has been recorded in the Operating Statement under Consulting Fees.

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

A summary of vested options and warrants outstanding at March 31,  2009 is as follows:

	Number of shares		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options	Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2008	25,000	11,606,000	$20.00	$3.88	$0	$0
Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(25,000)	(250,000)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at March 31, 2009	(0)	11,356,000	$0	$1.38	$0	$0

The Company has no unvested stock options or warrants.

Item 3.  Defaults Upon Senior Securities

The Company is not currently in default upon any securities.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

Dated: May 11, 2009

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ E. D.  Renyk

---------------------------------

Dated: May 11, 2009

By: E. D. Renyk

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. J. Greig, Chief Strategic Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 11, 2009

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP. (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, E. D. Renyk, Chief Accounting Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

May 11, 2009

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Strategic Officer of the Company, and E. D. Renyk, Chief Accounting Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Strategic Officer

E. D. Renyk, Chief Accounting Officer

May 11, 2009

May 11, 2009