Form 10-Q
period 2009-06-30
1st NRG Corp.
filed 2009-08-18
CIK 949268

==================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,884,021 common shares as of August 14, 2009

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

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

  5

        Notes to Financial Statements

  6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 10

Item 4T. Controls and Procedures

  11

PART II OTHER INFORMATION

  14

Item 1. Legal Proceedings

  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  14

Item 3. Defaults Upon Senior Securities

  14

Item 4. Submission of Matters to a Vote of Security Holders

  14

Item 5. Other Information

  14

Item 6. Exhibits and reports on Form 8-K

  14

SIGNATURES

  16

Exhibits 31 & 32 – CERTIFICATIONS

Item 1  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	June 30, 2009	December 31, 2008
Current Asset
Cash	$ -	$ 288
Prepaid expenses and other assets	2,982	17,162
	$ 2,982	$ 17,450
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 134,755	$ 107,705
Accrued management compensation	1,145,383	1,020,383
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	25,374	25,320
Current portion of long-term loans payable	45,350	9,200
Current portion of loans payable to related party	4,252	4,252
Total current liabilities	1,370,292	1,182,038

Long-Term Liabilities
Loan payable	27,980	27,431
Total long term liabilities	27,980	27,431
Total liabilities	1,398,272	1,209,469
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 10,884,021 shares issued and
outstanding for June 2009 and December 2008	217,680	217,680
Common stock issuable, 609,286 shares and 579,286 shares
for June 2009 and December 2008 respectively	12,186	11,586
Stock subscription receivable	(5,000,000)	(5,000,000)
Additional paid-in capital	10,478,110	10,472,710
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(4,470,791)	(4,261,520)
	(1,395,290)	(1,192,019)
	$ 2,982	$ 17,450
See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2009
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During the Development
	2009	2008	2009	2008	Stage
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Management compensation	62,500	125,001	125,000	250,002	3,305,081
Consulting fees	15,000	-	30,000	220,000	30,000
General and administrative	22,296	28,706	52,546	59,427	979,462
	99,796	153,707	207,546	529,429	4,314,543
Other Income and Expense
Income
Interest earned	-	-	-	-	4,344
Extinguishment of related party debt	-	-	-	-	205,000
	-	-	-	-	209,344
Expense
Interest expense	1,715	183	1,725	544	9,825
Loss of escrow deposits	-	-	-	-	355,767
	1,715	183	1,725	544	365,592
	1,715	183	1,725	544	156,248
Net loss	$ (101,511)	$ (153,891)	$ (209,271)	$ (529,973)	$ (4,470,791)
Net income (loss) per common share (basic and fully diluted)	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.18)
Weighted average number of shares outstanding	11,493,307	2,932,557	11,493,307	2,880,004

See Notes to Financial Statements
3

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2009
(unaudited)
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	306,675	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,544,771)	$ -	(956,532)
Common stock issuable for
management compensation, September 2003	-	-	-	-	1,950,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses, September 2003					1,023,853	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	306,675	6,134	2,973,853	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698

Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	2,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)

Common stock issued from issuable, June 2008			723,660	14,472	(723,660)	(14,472)
Warrants issued for services, July 2008							271,186				271,186
Common stock issued for cash, August 2008			333,333	6,667			93,333				100,000
Common stock issued for cash, September 2008			150,000	3,000			42,000				45,000
Common stock issued for cash, October 2008			183,333	3,667			51,333				55,000
Common stock and warrants issued for stock
subscription receivable supported by
restricted cash, October 2008
- allocated to common stock			6,499,000	129,980			1,148,859	(1,278,839)			-
- allocated to warrants							3,721,161	(3,721,161)			-
Common stock issuable to a Director for services
received, October 2008					25,000	500	24,750				25,250
Common stock issued for cash, November 2008			166,667	3,333			46,667				50,000
Common stock issuable for services received,
November 2008					62,500	1,250	30,000				31,250
Net loss										(1,128,099)	(1,128,099)
Balance December 31, 2008	-	-	10,884,021	217,680	579,286	11,586	10,472,710	(5,000,000)	(2,632,475)	(4,261,520)	(1,192,019)

Common stock issuable for services received,
January 2009					30,000	600	5,400				6,000
Net loss										(209,271)	(209,271)
Balance June 30, 2009	-	$ -	10,884,021	$ 217,680	609,286	$ 12,186	$ 10,478,110	$ (5,000,000)	$ (2,632,475)	$ (4,470,791)	$ (1,395,290)

See Notes to Financial Statements

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009, and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through June 30, 2009
(unaudited)
	June 30,		Cumulative During the Development
	2009	2008	Stage
Cash Flows From Operating Activities
Net loss	$ (209,271)	$ (529,973)	$ (4,470,791)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
services	6,000	-	62,500
future services	-	-	10,000
Options issuable for mangement compensation	-	-	19,698
Warrants issued for services	-		271,186
Common stock issued for:
management compensation	-	-	1,950,000
services	-	-	27,500
Gain on extinguishment of related party debt	-	-	(205,000)
Loss of deposits held in Escrow	-	-	355,767
Change in operating assets and liabilities
Prepaid expenses and other assets	14,180	-	(2,981)
Accounts payable and accrued interest	27,050	228,751	168,598
Accrued management compensation	125,000	250,002	1,298,883
Net cash used in operating activities	(37,041)	(51,220)	(514,640)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	-	(355,767)
Net cash used in investing activities	-	-	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds on loans payable	36,699	25,681	13,509
Proceeds (Payments) on loans payable, related party	-	(1,870)	4,041
Proceeds from common stock and warrants, net	-	-	755,000
Proceeds (Payments) from advances from related parties	54	27,424	85,493
Net cash provided by financing activities	36,753	51,235	870,404
Net change in cash	(288)	15	(3)
Cash, beginning of period	288	-	3
Cash, end of period	$ (0)	$ 15	$ (0)
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ -	$ -	$ 1,041,353
Common stock issued and issuable for services	6,000	-	62,500
Warrants issued for services	-	-	271,186
Common stock and warrants issued for stock subscriptions
supported by restricted cash	-	-	5,000,000
	$ 6,000	$ -	$ 6,375,039

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

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at June 30, 2009.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 1, 2009, the Company received notice that Presidium Energy, LLC was terminating the March 16, 2009, non-binding Letter of Intent to acquire Presidium Energy, LLC.

The Company continues to pursue opportunities known to its CSO to enable it to reach its goal of acquiring oil and gas assets and the release and application of the $5,000,000 it holds in Restricted Cash available under an Account Control Agreement.

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

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at June 30, 2009.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  For the six months ended June 30, 2009 outstanding options and warrants were anti-dilutive because of the Company’s net losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Reclassifications

Certain amounts from the June 30, 2008, quarterly financial statements have been reclassified to conform to the current quarter presentation.

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

As of June 30, 2009 no amounts have become available under the Account Control Agreement, accordingly no amounts have been released from stock subscriptions receivable and no liability has been accrued for the investor advisor fee as of that date.

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

A summary of the warrants outstanding at June 30, 2009, is as follows:
	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at March 31, 2009
Balance at December 31, 2008	11,606,000	$ 3.88	2.24 years	$ -
Warrants exercised	(0)
Warrants cancelled	(250,000)
Warrants expired	(0)
Balance at March 31, 2009	11,356,000	$ 3.84	1.99 years	$ -

In May 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract. These warrants were cancelled by mutual consent during the period ended June 30, 2009.  No gain or loss has been recorded for this transaction.

A summary of options outstanding at June 30, 2009, is as follows:
	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at March 31, 2009
Balance at December 31, 2008	25,000	$ 20.00		$ -
Options exercised	-0
Options cancelled	(25,000)
Options expired	-0
Balance at March 31, 2009	-0	$ -		$ -

The Company has no unvested warrants or stock options.

Note 4.  Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be used.  SFAS 165 is to be applied to interim and annual financial periods ending after June 15, 2009.  The Company has evaluated subsequent events and any related required disclosures through August 18, 2009, which is the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Note 5. Related Party Transactions

The Company’s offices are located in Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company and/or a Company controlled by the Director.  The Director was paid $15,000 for facility costs consisting of rental expense for the six months ended June 30, 2009 which is included General and Administrative Expenses.

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

In 2008, the Company received loan proceeds for general corporate use to be repaid by August 1, 2009.  The loan accrues interest at a rate of 10% per year.

In April 2009, the Company received loan proceeds of $36,699 for general corporate use to be repaid by June 15, 2009.  The loan accrues interest at a rate of 10% per annum on all past due principal.  The Company is in the process of negotiating settlement of this loan.

.Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

On June 1, 2009, the Company received notice that Presidium Energy, LLC was terminating (see Item 6 (c) Termination of action under non-binding Letter of Intent between the Company and Presidium Energy, LC) the March 16, 2009, non-binding Letter of Intent to acquire Presidium Energy, LLC (see Item 6 (c) Entering into a non-binding Letter of Intent between the Company and Presidium Energy, LC).

The Company continues to pursue opportunities known to its CSO to enable it to reach its goal of acquiring oil and gas assets and the release and application of the $5,000,000 it holds in Restricted Cash available under an Account Control Agreement.

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

At June 30, 2009, the Company had a stockholders' deficit of approximately $1,395,000.

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

Changes in Internal Controls over Financial Reporting:

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have affected or are likely to affect our internal controls over financial reporting with the exception that the Company has engaged the services of an external bookkeeping service provider enabling it to separate the primary responsibility of recording from that of oversight and transformation of this information into the financial reporting activity.

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

A summary of vested options and warrants outstanding at June 30, 2009 is as follows:

	Number of shares		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options	Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2008	25,000	11,606,000	$20.00	$3.88	$0	$0
Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(25,000)	(250,000)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at June 30,2009	(0)	11,356,000	$0	$3.84	$0	$0

The Company has no unvested stock options or warrants.

Item 3.  Defaults Upon Senior Securities

The Company is not currently in default upon any securities.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)

Exhibits: The following Exhibits are furnished as part of this report.

None

(b)   Reports on Form 8-K:

None

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

Part I Item 2. Background: Termination of action under non-binding Letter of Intent between 1st NRG, Corp. and Presidium Energy, LC dated March 16th, 2009, Incorporated by reference to Company’s  Form 8-K Accession Number 0001137171-09-00418 filed 2009-06-03.

Part I Item 2. Background: Entering into a non-binding Letter of Intent between 1st NRG, Corp. and Presidium Energy, LC dated March 16th, 2009, Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-09-000196 filed 2009-03-23.

31 & 32 – Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1ST NRG CORP

/s/ J. Greig

---------------------------------

Dated: August 18, 2009

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ E. D.  Renyk

---------------------------------

Dated: August 18, 2009

By: E. D. Renyk

Principal Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dr. J. Greig, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of 1st NRG, Corp.;

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

August 18, 2009

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, E. D. Renyk, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of 1st NRG, Corp.;

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

August 18, 2009

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending June 30,2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Strategic Officer of the Company, and E. D. Renyk, Chief Accounting Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Strategic Officer

E. D. Renyk, Chief Accounting Officer

August 18, 2009

August 18, 2009