Form 10-Q
period 2009-09-30
1st NRG Corp.
filed 2009-11-23
CIK 949268

==================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

877-840-2053

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

Indicate the number of outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 10,884,021 common shares as of November 19, 2009

For further information on documents incorporated by reference see Item 6 EXHIBITS AND REPORTS ON FORM 8-K in Part III.

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

  14

Item 5. Other Information

  14

Item 6. Exhibits and reports on Form 8-K

  14

SIGNATURES

15

Exhibits 31 & 32 – CERTIFICATIONS

Item 1  Financial Statements

1st NRG CORP
(a Development Stage Company)
BALANCE SHEETS
(unaudited)

ASSETS	September 30, 2009	December 31, 2008
Current Asset
Cash	$ -	$ 288
Prepaid expenses and other assets	2,982	17,162
	$ 2,982	$ 17,450
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 205,708	$ 107,705
Accrued management compensation	1,207,883	1,020,383
Accrued interest	2,678	2,678
Cash advances	12,500	12,500
Advances from related parties	25,488	25,320
Current portion of long-term loans payable	46,250	9,200
Current portion of loans payable to related party	4,252	4,252
Total current liabilities	1,504,759	1,182,038

Long-Term Liabilities
Loan payable	28,666	27,431
Total long term liabilities	28,666	27,431
Total liabilities	1,533,425	1,209,469
Stockholders' Deficit
Preferred stock - authorized 5,000,000 shares,
par value $.001, none issued or outstanding	-	-
Common stock - authorized 25,000,000 shares,
par value $0.02, 10,884,021 shares issued and
outstanding for September 2009 and December 2008	217,680	217,680
Common stock issuable, 609,286 shares and 579,286 shares
for September 2009 and December 2008 respectively	12,186	11,586
Stock subscription receivable	(5,000,000)	(5,000,000)
Additional paid-in capital	10,478,110	10,472,710
Accumulated deficit	(2,632,475)	(2,632,475)
Deficit accumulated during the development stage	(4,605,944)	(4,261,520)
	(1,530,443)	(1,192,019)

$ 2,982	$ 17,450
See Notes to Financial Statements
2

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2009
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During the Development
	2009	2008	2009	2008	Stage
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
Management compensation	62,500	125,001	187,500	375,003	3,367,581
Consulting fees	24,000	367,797	54,000	625,863	54,000
General and administrative	43,629	30,105	96,175	51,466	1,023,091
	130,129	522,903	337,675	1,052,332	4,444,672
Other Income and Expense
Income
Interest earned	-	-	-	-	4,344
Extinguishment of related party debt	-	-	-	-	205,000
	-	-	-	-	209,344
Expense
Interest expense	5,024	16	6,749	560	14,849
Loss of escrow deposits	-	-	-	-	355,767
	5,024	16	6,749	560	370,616
	5,024	16	6,749	560	161,272
Net loss	$ (135,153)	$ (522,919)	$ (344,424)	$ (1,052,892)	$ (4,605,944)
Net income (loss) per common share (basic and fully diluted)	$ (0.01)	$ (0.14)	$ (0.03)	$ (0.33)
Weighted average number of shares outstanding	11,493,307	3,708,464	11,493,307	3,158,618

1st NRG CORP
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2009
(unaudited)
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in Capital			Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Stock Subscriptions	Accumulated Deficit		Total
Balance, September 30, 2003	-	$ -	306,675	$ 6,134	-	$ -	$ 1,582,105	$ -	$ (2,544,771)	$ -	(956,532)
Common stock issuable for
management compensation, September 2003	-	-	-	-	1,950,000	39,000	1,911,000	-	-		1,950,000
Common stock issuable for
debt and accrued expenses, September 2003					1,023,853	20,477	1,003,376				1,023,853
Net loss									(87,704)	(1,986,287)	(2,073,991)
Balance, December 31, 2003	-	-	306,675	6,134	2,973,853	59,477	4,496,481	-	(2,632,475)	(1,986,287)	(56,670)
Stock subscription issued for
services to be provided, May 2004			150,000	3,000			717,000	(720,000)			-
Issuance of common stock
issuable			2,496,353	49,927	(2,496,353)	(49,927)
Net loss										(121,966)	(121,966)
Balance, December 31, 2004	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,108,253)	(178,636)
Net loss										(164,683)	(164,683)
Balance, December 31, 2005	-	-	2,953,028	59,061	477,500	9,550	5,213,481	(720,000)	(2,632,475)	(2,272,936)	(343,319)
Common stock issuable for prepaid expenses
on services to be provided in 2007,
November 2006					14,286	286	9,714				10,000
Issuance of common stock for services,
November 2006			25,000	500			27,000				27,500
Net loss										(176,476)	(176,476)
Balance, December 31, 2006	-	-	2,978,028	59,561	491,786	9,836	5,250,195	(720,000)	(2,632,475)	(2,449,412)	(482,295)
Stock subscriptions returned, February 2007			(150,000)	(3,000)			(717,000)	720,000
Common stock issuable for cash, April 2007,
net of issuance costs of $10,000					714,285	14,285	475,341				489,626
Warrants issuable for cash, April 2007							374				374
Common stock issuable for cash, September 2007					9,375	187	10,858				11,045
Warrants issuable for cash, September 2007							3,955				3,955
Options issued for executive compensation, 2007							19,698				19,698

Net loss										(684,009)	(684,009)
Balance, December 31, 2007	-	-	2,828,028	56,561	1,215,446	24,308	5,043,421	-	(2,632,475)	(3,133,421)	(641,606)

Common stock issued from issuable, June 2008			723,660	14,472	(723,660)	(14,472)
Warrants issued for services, July 2008							271,186				271,186
Common stock issued for cash, August 2008			333,333	6,667			93,333				100,000
Common stock issued for cash, September 2008			150,000	3,000			42,000				45,000
Common stock issued for cash, October 2008			183,333	3,667			51,333				55,000
Common stock and warrants issued for stock
subscription receivable supported by
restricted cash, October 2008
- allocated to common stock			6,499,000	129,980			1,148,859	(1,278,839)			-
- allocated to warrants							3,721,161	(3,721,161)			-
Common stock issuable to a Director for services
received, October 2008					25,000	500	24,750				25,250
Common stock issued for cash, November 2008			166,667	3,333			46,667				50,000
Common stock issuable for services received,
November 2008					62,500	1,250	30,000				31,250
Net loss										(1,128,099)	(1,128,099)
Balance December 31, 2008	-	-	10,884,021	217,680	579,286	11,586	10,472,710	(5,000,000)	(2,632,475)	(4,261,520)	(1,192,019)

Common stock issuable for services received,
January 2009					30,000	600	5,400				6,000
Net loss										(344,424)	(344,424)
Balance September 30, 2009	-	$ -	10,884,021	$ 217,680	609,286	$ 12,186	$ 10,478,110	$ (5,000,000)	$ (2,632,475)	$ (4,605,944)	$ (1,530,443)

See Notes to Financial Statements

4

1st NRG CORP
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009, and 2008 and for the Period from
October 1, 2003 (the effective date of the development stage) through September 30, 2009
(unaudited)
	September 30,		Cumulative During the Development
	2009	2008	Stage
Cash Flows From Operating Activities
Net loss	$ (344,424)	$ (1,052,892)	$ (4,605,944)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issuable for:
services	6,000	-	62,500
future services	-	-	10,000
Options issuable for mangement compensation	-	-	19,698
Warrants issuable for services	-	271,186	271,186
Common stock issued for:
management compensation	-	-	1,950,000
services	-	-	27,500
Gain on extinguishment of related party debt	-	-	(205,000)
Loss of deposits held in Escrow	-	-	355,767
Change in operating assets and liabilities
Prepaid expenses and other assets	14,180	-	(2,982)
Accounts payable and accrued interest	98,003	255,169	239,552
Accrued management compensation	187,500	375,003	1,361,383
Net cash used in operating activities	(38,741)	(151,534)	(516,340)
Cash Flows From Investing Activity
Increase in deposits in Escrow	-	-	(355,767)
Net cash used in investing activities	-	-	(355,767)
Cash Flows From Financing Activities
Proceeds from contracts payable	-	-	12,361
Proceeds on loans payable	38,284	25,681	15,094
Proceeds (Payments) on loans payable, related party	-	(262)	4,041
Proceeds from common stock and warrants, net	-	-	755,000
Proceeds (Payments) from advances from related parties	169	(14,014)	85,608
Proceeds from common stock private placement		145,000	-
Net cash provided by financing activities	38,453	156,406	872,104
Net change in cash	(287)	4,872	(3)
Cash, beginning of period	288	-	3
Cash, end of period	$ 0	$ 4,872	$ 0
Supplementary Information - Non-cash Transactions:
Common stock issued and issuable for debt
and accrued expenses	$ -	$ -	$ 1,041,353
Common stock issued and issuable for services	6,000	-	62,500
Warrants issued for services	-	-	271,186
Common stock and warrants issued for stock subscriptions
supported by restricted cash	-	-	5,000,000
	$ 6,000	$ -	$ 6,375,039

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

Going Concern

The Company has incurred significant losses from operations and has an accumulated deficit at September 30, 2009.  The Company's ability to continue as a going concern is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management is seeking additional financing for the Company with the goal of sustaining the operations of the Company. These steps include additional or alternative commitments to finance acquisitions of the facilities for the liquefaction of coal and taking the steps to controlling and adjusting overhead and expenses to reflect its present reduced level of operations.

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

Cash

The Company has no cash at September 30, 2009.  Cash normally consists of checking and savings accounts held at financial institutions with original maturities of 90 days or less, stated at market value.  The Company did not pay cash for any interest or income taxes during 2009 or 2008.

Accrued Interest

There was a contract payable that bore interest at 15% which was retired by committing to issue shares and recognizing issuable shares in 2003.  Related accrued interest remains unpaid at September 30, 2009.  The Company is presently in negotiations to settle this contract payable.  Final terms have not been established.

Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  For the nine months ended September 30, 2009 outstanding options and warrants were anti-dilutive because of the Company’s net losses. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Stock-Based Compensation

The Company accounts for the compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options.

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

The Company accounts for uncertain income tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

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

As of September 30, 2009 no amounts have become available under the Account Control Agreement, accordingly no amounts have been released from stock subscriptions receivable and no liability has been accrued for the investor advisor fee as of that date.

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

A summary of the warrants outstanding at September 30, 2009, is as follows:
	Number of warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at Sept 30, 2009
Balance at December 31, 2008	11,606,000	$ 3.88	2.24 years	$ -
Warrants exercised	(0)
Warrants cancelled	(250,000)
Warrants expired	(0)
Balance at September 30, 2009	11,356,000	$ 3.84	1.49 years	$ -

In 2007, the Company authorized 25,000 common stock options to the Company’s CFO/Secretary as part of his employment contract. These warrants were cancelled by mutual consent in 2009.  No gain or loss was recorded for this transaction.

A summary of options outstanding at September 30, 2009, is as follows:
	Number of options	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value at Sept. 30, 2009
Balance at December 31, 2008	25,000	$ 20.00		$ -
Options exercised	(0)
Options cancelled	(25,000)
Options expired	(0)
Balance at September 30, 2009	(0)	$ -		$ -

The Company has no unvested warrants or stock options.

Note 4.  Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are applicable to the Company.

Note 5. Related Party Transactions

The Company’s offices are located in Ferndale, Washington.  The office facilities are currently provided on a month to month basis by a Director of the Company and/or a Company controlled by the Director.  The Director was paid $22,500 for facility costs consisting of rental expense for the nine months ended September 30, 2009 which is included General and Administrative Expenses.

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

In 2008, the Company received loan proceeds for general corporate use repayable by August 1, 2009.  The loan accrues interest at a rate of 10% per year.  At September 30, 2009, this loan is still outstanding.

In April 2009, the Company received loan proceeds of $36,699 for general corporate use to repayable by June 15, 2009.  The loan accrues interest at a rate of 10% per annum on all past due principal.  The Company is in the process of negotiating settlement of this loan.

Note 8. Subsequent Events

Management has considered subsequent events through November 19, 2009, the date of these financial statements were issuable, and determined there has been no reportable events.

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

On June 1, 2009, the non-binding March 16, 2009 Letter of Intent to acquire Presidium Energy, LLC was terminated.

 (see Item 6 (c) Entering into a non-binding Letter of Intent between the Company and Presidium Energy, LC).

The Company continues to pursue opportunities known to its CSO to enable it to reach its goal of acquiring oil and gas assets and the release and application of the $5,000,000 it holds in Restricted Cash available under an Account Control Agreement.

Limited Operations:

The Company has not generated any significant revenues and will not generate significant revenues until it is able to develop new projects and sources of financing.  Expenditures as shown in the Statements of Operations during the current three month period reflect a material decrease over 2008 caused by the the replacement of employment agreements (see “Item 6(c) Exhibits 10.14.1 Employment agreement of Edward D. Renyk and 10.21.1.1 Employment Agreement of Dr. J. Greig) with month to month agreements at 50% of the prior compensation rates; Consulting fees reflecting the decrease in the requirement and use of external consultants related to preparation of presentation packages to elicit major financing; General and administrative expenses for the three months ended September 30, 2009 reflecting the additional cost for rents on the Ferndale head office facilities and contracting out of bookkeeping costs relative to our program to improve internal controls by separating the responsibilities of personnel.

At September 30, 2009, the Company had a stockholders' deficit of approximately $1,530,000.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As required by Rule 13a-15 under the Exchange Act for the period ended September 30, 2009 we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on this evaluation our Chief Strategic Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of September 30, 2009 because of identified material weaknesses in our internal control over financial reporting as detailed below under “Material Weaknesses Identified”.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  It includes those policies and procedures that:

1.

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,  and

3.

provide reasonable  assurance regarding  prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting. This assessment is based on the above and the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, and because of identified material weaknesses detailed below under “Material Weaknesses Identified” our Certifying Officers  concluded that our internal control over financial reporting as of December 31, 2008 was not effective.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Changes in Internal Controls over Financial Reporting:

There have been no material changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have affected or are likely to affect our internal controls over financial reporting.

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

A summary of vested options and warrants outstanding at September 30, 2009 is as follows:

	Number of shares		Weighted Average Exercise Price		Aggregate Intrinsic Value
	Options	Warrants	Options	Warrants	Options	Warrants
Balance at December 31, 2008	25,000	11,606,000	$20.00	$3.88	$0	$0
Options/Warrants exercised	(0)	(0)
Options/Warrants canceled	(25,000)	(250,000)
Options/Warrants expired	(0)	(0)

Options/Warrants outstanding and exercisable at September 30,2009	(0)	11,356,000	$0	$3.84	$0	$0

The Company has no unvested stock options or warrants.

Item 3.  Defaults Upon Senior Securities

The Company is not currently in default upon any securities.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits:

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

Dated: November 19, 2009

By: Dr. J. Greig, Ph.D.

CSO and

Principal Executive Officer

/s/ E. D.  Renyk

---------------------------------

Dated: November 19, 2009

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

November 19, 2009

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

November 19, 2009

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 1st NRG CORP (the “Company”) on Form 10-Q for the period ending September 30,2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Strategic Officer of the Company, and E. D. Renyk, Chief Accounting Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig, Chief Strategic Officer

E. D. Renyk, Chief Accounting Officer

November 19, 2009

November 19, 2009