Form 10-K/A
period 2008-12-31
1st NRG Corp.
filed 2009-12-09
CIK 949268

======================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Part III Item 11. Exhibit 10.14.1 Employment Agreement Edward D. Renyk Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007.

Part III Item 11. Exhibit 10.21.1.1 Employment Agreement of J. Greig Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-07-000608 filed April 30, 2007.

For further information on documents incorporated by reference see Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES in Part III.

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 17, 2009.  It is in response to comment letters received from the Securities and Exchange Commission dated June 17, 2009 and July 30, 2009 requesting clarifications under  Part 1- Item  9A(T).  Controls and Procedures – Management’s Report on Internal Control over Financial Reporting, and revision to wording in Exhibit 31.1 – Section 302 Certifications.  Other than the modifications noted and the correction of minor grammatical and presentation errors noted during the Company’s general review, no other modifications have been made to the previously filed 2008 10-K.

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

                                                                                                            Part II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

  10

ITEM 6.

SELECTED FINANCIAL DATA

    13

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

    13

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

   20

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

Presidium Energy is an oil and gas exploration company headquartered in Traverse City, Michigan. The company has major drilling programs underway in Michigan, Indiana, and Oklahoma. The Company has a dual focus of oil exploration and the development of low-risk, unconventional natural gas plays to create long-term, stable income-producing assets for shareholders

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining our disclosure controls and procedures.  As required by Rule 13a-15 under the Exchange Act for the period ended December 31, 2008 management carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

Based on this evaluation our Chief Strategic Officer and Chief Financial Officer (the “Certifying Officers”) conclude that our disclosure controls and procedures were not effective as of December 31, 2008 because of identified material weaknesses detailed below under “Material Weaknesses Identified”.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

1.

On June 30, 1995, the Company entered into a five-year employment agreement with the then President of the Company that provided for a salary of $7,500 per month beginning July 1, 1995.  The agreement expired as of June 30, 2000 and it was agreed that Mr. Renyk continue with the Company in the same capacity and under the same terms except on a month-to-month basis until a new contract was negotiated.  On October 1, 2003 Mr. Renyk resigned as President and assumed the duties of Secretary.  It was agreed that his salary would remain the same until the conclusion and implementation of the re-organization plan at which time a new contract was to be negotiated.  Due to the delay in the conclusion of the re-organization plan Mr. Renyk agreed that effective January 1, 2004 that his salary be reduced to $3,750.00 per month.  Effective April 20, 2007 the Company entered into a two year contract with Mr. Renyk to continue to act as Secretary to the Company for one year and then to act as assistant to the Secretary for the remaining year at a base salary of $150,000 per annum together with a three year option package for the purchase of up to 25,000 common shares of the Company at $20.00 per share.  (see “Item 6(a) Exhibits 10.14.1 Employment agreement of Edward D. Renyk).  On November 11, 2008 the Company negotiated a “Modification of Employment Agreement Dated the 4th day of May, 2007” reducing Mr. Renyk’s salary from $150,000 per annum to a base salary of not less than $75,000 per annum and the term of employment was change from annual to a month to month basis (see “Item 15(b) Exhibits 10.14.1.1 Modification of Employment Agreement Dated the 4th day of May, 2007).

2.

On October 1, 2003 the Company appointed a new President, Dr. Greig, and effective November 1, 2003 the Company entered into a five-year employment agreement with the new President that provides for a salary of $5,000 per month beginning November 1, 2003.  Effective November 1, 2004 Dr. Greig resigned as President and assumed the position of CSO and Chairman of the Board.  All other terms of his contract remain unchanged.  Effective April 20, 2007 in recognition of his efforts in sourcing projects and leading negotiations with third parties in pursuing new opportunities and agreements, the Company renegotiated his contract to continue filing the positions of CSO and Chairman of the Board at the base salary of $350,000 per annum together with a provision for added value bonuses on annual increases in revenues, EBITDA and asset added value.  In addition he has the right to be granted options to purchase a percentage of any share issuances carried out by the Company (see “Item 6(a) 10.21.1.1 Employment Agreement of Dr. J. Greig).  On November 11, 2008 the Company negotiated a “Modification of Employment Agreement Dated the 19th day of April, 2007” reducing Dr. Greig’s salary from $350,000 per annum to a base salary of not less than $175,000 per annum and the term of employment was change from annual to a month to month basis.  In addition the right to “3 additional contract periods” was eliminated (see “Item 15(b) 10.21.1.2 Modification of Employment Agreement Dated the 19th day of April, 2007).

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

10.14.1.1     Modification of Employment Agreement Dated the 4th day of May, 2007 (13)

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

10.20

Release Agreement between the Company and Dorothy Dennis dated the 17th day of February, 2000 (2)

10.21

Employment Agreement of Loren Miller (6)

10.21.1

Employment Agreement of J. Greig

10.21.1.1

Employment Agreement of J. Greig (9)

10.21.1.2     Modification of Employment Agreement Dated the 19th day of April, 2007 (13)

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

(10)

Incorporated by reference to Company’s Form 10K-SB Accession Number 0001137171-07-001138 filed August 20, 2007

(11)          Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-08-000982 filed August 20, 2007

(12)    Incorporated by reference to Company’s Form 8-K Accession Number 0001137171-09000197 filed March 23, 2009

(13)    Incorporated by reference to Company’s Form 10-K Accession Number 0001137171-09000295 filed April 17, 2009

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 4, 2009

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

December 4, 2009

---------------------------

Chief Strategy Officer

J. Greig

/s/ Edward D. Renyk

Director and

December 4, 2009

---------------------------

Principal Accounting Officer

Edward Renyk

/s/ Erik Nelson

Director

December 4, 2009

---------------------------
Erik Nelson

/s/ Larry Fix

Director

December 4, 2009

--------------------------

Larry Fix

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dr. J. Greig, certify that:

1.

I have reviewed this Form 10-K/A report of 1st NRG, Corp.;

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

4.

The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)

Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

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

December 4, 2009

/s/ J. Greig

Dr. J. Greig,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward Renyk, certify that:

1.

I have reviewed this Form 10-K/A report of 1st NRG, Corp.;

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

4.

The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)

Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

December 4, 2009

/s/ E.  D. Renyk

Edward Renyk

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of 1st NRG Corp. (the “Company”) on Form 10-K/A for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Dr. J. Greig, Chief Executive Officer of the Company, and Edward Renyk, Chief Financial Officer of the Company, respectively certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J. Greig

/s/ E. D. Renyk

Dr. J. Greig

Edward Renyk

Chief Executive Officer

Chief Financial Officer

December 4, 2009

December 4, 2009